Form 10QSB
period 2000-09-30
ONESOURCE TECHNOLOGIES INC
filed 2000-11-14
CIK 1118421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2000
Commission file no.: 000-30969

                          ONESOURCE TECHNOLOGIES, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Delaware                                            65-0691963
----------------------------------------                   ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    7419 East Helm Drive
    Scottsdale, Arizona                                             85260
----------------------------------------                   ---------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (800) 279-0859

Securities to be registered under Section 12(b) of the Act:

      Title of each class                     Name of each exchange on which
      to be so registered                     each class to be registered

                 None                                    None
-------------------------------              -----------------------------------

Securities to be registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                   ------------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                        Mintmire & Associates
                                        265 Sunrise Avenue, Suite 204
                                        Palm Beach, FL 33480
                                        Tel: (561) 832-5696
                                        Fax: (561) 659-5371

         Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X          No
                            ---           ---

         As of September 30, 2000, there were 18,792,678 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS






INDEX TO FINANCIAL STATEMENTS


Balance Sheets.....................................................F-2

Statements of Operations...........................................F-4

Statements of Stockholders' Equity.................................F-5

Statements of Cash Flows...........................................F-6

Notes to Financial Statements......................................F-7


                                              ONESOURCE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2000
------------------------------------------------------------------------

                                                                                (Unaudited)
ASSETS                                                                                 2000
CURRENT ASSETS:
Cash                                                                                     $0
Accounts receivable                                                                 315,416
Inventories                                                                         280,774
Other current assets                                                                166,793
 Total current assets                                                               762,983

PROPERTY AND EQUIPMENT, net of accumulated depreciation                             267,113

GOODWILL, net of accumulated amortization of $13,530                                249,858

OTHER ASSETS                                                                        197,303

TOTAL ASSETS                                                                     $1,477,257
                                                                                ===========

LIABILITIES AND STOCKHOLDERS" EQUITY (DEFICIT):

CURRENT LIABILITIES:
   Accounts payable                                                                $240,944
   Accrued expenses and other liabilities                                           168,659
   Deferred revenue                                                                 150,380
   Bank overdraft                                                                    14,144
   Bank lines of credit                                                             142,176
   Current portion capital leases                                                    12,897
   Current portion of long-term debt                                                314,353
Total current liabilities                                                         1,043,553

CAPITAL LEASES -- LONG TERM PORTION                                                  11,377

NOTES PAYABLE - LONG-TERM PORTION (Note 5)                                          157,677

Total liabilities                                                                $1,212,607
                                                                                -----------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued               $0
Common Stock, $.001 par value, 50,000,000 shares authorized, 19,473,467 and
14,297,953 issued at September 30, 2000 and 1999 respectively, and 1,892,010
subscribed but not issued shares at September 30, 2000.                              17,609
Paid in capital                                                                   2,152,921
Stock subscription                                                              (1,055,000)
Accumulated deficit                                                               (850,880)
Total stockholders' equity                                                          264,650
                                                                                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,477,257
                                                                                ===========

                 See accompanying notes and accountants' report.

                          ONESOURCE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------


                                                   (Unaudited)  (Unaudited)     (Unaudited)   (Unaudited)
                                                     3rd QTR      3rd QTR           YTD           YTD
                                                       2000        1999            2000          1999
                                                  ------------ ------------     -----------  ------------
REVENUE, net                                         $710,415   $648,142        $2,426,707    $1,699,768

COST OF REVENUE                                       562,186    349,100         1,642,946      982,017
                                                  ------------ ------------     -----------  ------------

                                    GROSS PROFIT      148,229    299,042           783,761      717,751

GENERAL AND ADMINISTRATIVE EXPENSES                   450,204    210,439         1,190,347      580,653

SELLING AND MARKETING EXPENSES                         43,798     80,920           153,668      159,419
                                                  ------------ ------------     -----------  ------------

                                Operating income     (345,773)      7,683         (560,254)     (22,321)
                                                  ------------ ------------     -----------  ------------

OTHER INCOME (EXPENSE)
                                Interest expense       (7,067)    (3,529)          (31,346)     (17,691)
          Other income                                 (4,741)     13,360          (11,110)       14,849
                                                  ------------ ------------     -----------  ------------
                           Total other (expense)      (11,808)      9,831          (42,456)      (2,842)

              Net Loss before ExtraOrdinary Item     (357,581)     17,514         (602,710)     (25,163)
                   Extraordinary item -- Gain on
                         extinguishments of debt            0          0            63,375            0
                                                  ------------ ------------     -----------  ------------
                   NET                              ($357,581)    $17,514        ($539,335)    ($25,163)
                                                  ============ ============     ===========  ============
                  LOSS

NET Loss Per Share:                                           3mos                        9mos
                                                  -------------------------     -----------------------
                                                     2000             1999        2000           1999
                                                  ------------   ----------     ---------- ------------
Basic, before extraordinary item                      ($0.02)       *            ($0.04)       *
                                                      =======                   =======
                              Extraordinary item            -         -           $0.01          -
                        After extraordinary item      ($0.02)       *            ($0.03)       *
                                                      =======                   =======

Diluted, before extraordinary item                    ($0.02)       *           ($0.04)        *
                                                      =======                   =======
                              Extraordinary item            -          -          $0.01          -
                       After extraordingary item      ($0.02)       *            ($0.03)       *
                                                      =======                   =======


Weighted Average Shares Outstanding:

                 Basic                                17,749,885    13,363,306  15,927,669     13,327,436
               Diluted                                17,749,885    13,363,306  15,927,669     13,327,436


Note *,      Less than $0.01 per share.

                 See accompanying notes and accountants'report.

                          ONESOURCE TECHNOLOGIES, INC.



CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------
                                                                                Unaudited)   (Unaudited)
                                                                                   YTD           YTD
                                                                                  2000           1999
                                                                                ------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                              ($539,335)      ($25,163)
             Adjustments to reconcile net loss to net cash
                 provided (used) by operations
                 Depreciation and amortization                                        36,180          5,309
                    Loss on retirement of debt                                      (63,375)              0
               Changes in assets and liabilities (net of acquisitions):
                           Accounts receivable                                       144,705      (138,473)
                        Inventory                                                     88,124      (161,108)
                          Other current assets                                     (132,732)       (17,668)
                 Accounts payable                                                  (104,775)          3,901
                    Accrued expenses and other liabilities                         (169,934)        118,067
                 Deferred revenue                                                   (59,656)         31,556
                                                                                ------------ --------------
                       Net cash provided (used) by operating activities           ($800,798)     ($183,579)
                                                                                ------------ --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property and equipment                                     (155,740)      (189,972)
          Merger related expenses                                                          0          3,506
                                                                                ------------ --------------
                       Net cash provided (used) by investing activities           ($155,740)     ($186,466)
                                                                                ------------ --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net advances on notes payable and capital leases                           225,578      (100,159)
     Net receipts on line of credit                                                  (8,979)              0
      Bank overdraft                                                                  14,144              0
        Funds received for stock subscriptions                                       220,000        471,653
               Issuance of common stock (net of capital placement fees)              468,103          8,822
                                                                                ------------ --------------
                       Net cash provided (used) by financing activities             $918,846       $380,316



INCREASE (DECREASE) IN CASH                                                         (37,692)         10,271
CASH, January 1                                                                       37,692         48,890
CASH, September 30                                                                       $0         $59,161
                                                                                ============ ==============


                 See accompanying notes and accountants' report.

                          ONESOURCE TECHNOLOGIES, INC.



CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                                                                          (Unaudited)   (Unaudited)
                                                                             2000          1999
                                                                          -----------   -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
                  Interest paid                                           $   31,594    $   17,692
                                                                          ===========   ===========



SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
                  Common stock subscribed in exchange for notes payable   $  278,438
                                                                          ===========

                 See accompanying notes and accountants' report.

                                        ONESOURCE TECHNOLOGIES, INC.

NOTE TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 2000


1.      BASIS OF PRESENTATION

        The unaudited financial statements presented herein have been prepared by the Company without audit, pursuant to the rules and regulations for financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1999. In the opinion of management, these unaudited financial statements reflect all adjustments which are necessary to present fairly the financial position and results of operations of the Company for such interim period. Operating results for the interim period are not necessarily indicative of the results that may be expected for the entire year.










                                     ******

Item 2. Management's Discussion and Analysis or Plan of Operation

General

         In July 2000, OneSource Technologies, Inc., a Delaware corporation, of which OneSource Technologies, Inc., an Arizona corporation, Cartridge Care, Inc., an Arizona corporation ("CC")and Net Express, Inc., an Arizona corporation ("NE") are all wholly-owned subsidiaries (collectively the "Company" or "OneSource" or the "Issuer") issued 10,000 shares of its restricted Common Stock to one (1) individual in exchange for a client list of computer service customers, the remainder of the previously contracted for but unissued shares (943,750) in connection with the acquisition of CC, 13,166 shares to one (1) past employee for out-of-pocket expenses, 90,000 shares to one (1) investor for $30,000, 8,319 shares to one (1) individual for past accounting services rendered, 40,000 shares to one (1) individual who is an active employee as a signing bonus, 58,333 shares to Maurice Mallette, the Company's current Interim Vice President, President of CC and a Director in exchange for $17,500 and 75,000 shares to one (1) individual for his services as a headhunter who brought potential employees to the Company. For such offering, the Company relied upon
Section 4(2) of the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D, promulgated thereunder ("Rule 506"), Section R14-4-140 of the Arizona Code, Section 25102(f) of the California Code, Section 90.532 of the Nevada Code and Section 211(b) of the Pennsylvania Code.

         The facts upon which the Company relied upon for purposes of Section 14-4-140 of the Arizona Code are: (i) offers by the issuer were made only by the Company's employees, officers and directors who were not retained for the primary purpose of making offers; (ii) the sale of securities did not exceed $1,000,000; (iii) the Company was not a development stage company with no specific business plan or a development stage company that has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; (iv) offers specified that they would be made only to accredited investors and sales were made only to accredited investors; (v) a legend was placed on all offering documents; and
(vi) the issuer, any of its predecessors, affiliates, directors, officers, beneficial owners of ten (10) percent or more of any class of its equity securities did not fall within the disqualification provisions.

         For purposes of Section 25102(f) of the California Code, the facts upon which the Company relied are: (i) shares were sold to not more than thirty-five
(35) persons, including persons not in California; (ii) all purchasers had a preexisting relationship with the offeror or its officers, directors or by reason of business or financial experience or by reason of their professional advisors had the capacity to protect their own interests; (iii) each purchaser represented that they were purchasing for their own account and with a view to or for sale in connection with any distribution; and (iv) the offer and sale were not accomplished by the publication of any advertisement.

         For purposes of Section 90.530(11) of the Nevada Code, the facts upon which the Company relied are: in each instance, such reliance is based on the following: the following transactions are exempt from NRS 90.460 and 90.560, except as otherwise provided in this subsection, a transaction pursuant to an offer to sell securities of an issuer if: (a) the transaction is part of an issue in which there are no more than 25 purchasers in this state, other than those designated in subsection 10, during any

12 consecutive months; (b) no general solicitation or general advertising is used in connection with the offer to sell or sale of the securities; (c) no commission or other similar compensation is paid or given, directly or indirectly, to a person, other than a broker-dealer licensed or not required to be licensed under this chapter, for soliciting a prospective purchaser in this state; and (d) one of the following conditions is satisfied: (1) the seller reasonably believes that all the purchasers in this state, other than those designated in subsection 10, are purchasing for investment; or (2) immediately before and immediately after the transaction, the issuer reasonably believes that the securities of the issuer are held by 50 or fewer beneficial owners, other than those designated in subsection 10, and the transaction is part of an aggregate offering that does not exceed $500,000 during any 12 consecutive months. The administrator may by rule or order as to a security or transaction or a type of security or transaction, may withdraw or further condition the exemption set forth in this subsection or waive one or more of the conditions of the exemption.

         The facts relied upon to make the Pennsylvania Exemption include the following: (i) the Company filed a completed SEC Form D with the Pennsylvania Securities Commission, Division of Corporate Finance; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company paid an appropriate filing fee.

         In November 2000, the Company issued 206,500 shares of its restricted Common Stock to four (4) persons. Two (2) of the persons receiving a total of 200,000 shares, were given the shares as a hiring bonus. The other two (2) persons receiving a total of 6,500 shares, were given the shares in lieu of salary. For such offering the Company relied upon Section 4(2) of the Act, Rule 506, Section R14-4- 140 of the Arizona Code.

         The facts upon which the Company relied upon for purposes of Section 14-4-140 of the Arizona Code are: (i) offers by the issuer were made only by the Company's employees, officers and directors who were not retained for the primary purpose of making offers; (ii) the sale of securities did not exceed $1,000,000; (iii) the Company was not a development stage company with no specific business plan or a development stage company that has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; (iv) offers specified that they would be made only to accredited investors and sales were made only to accredited investors; (v) a legend was placed on all offering documents; and
(vi) the issuer, any of its predecessors, affiliates, directors, officers, beneficial owners of ten (10) percent or more of any class of its equity securities did not fall within the disqualification provisions.

Discussion and Analysis

Introduction

         The interim financial results discussed herein include the financial results of OneSource and its wholly owned subsidiaries NE and CC.

         In 1999 the Company acquired all the outstanding stock of NE engaged in the LAN and WAN (local and wide area network) integration and other information technology ("IT") business. In

September the Company acquired all the outstanding stock of CC, which was engaged in the remanufacturing of printer/copier toner cartridges. While both acquisitions were effected with issuance of stock, NE was accounted for as pooling of interests and CC was accounted for as a purchase. Accordingly the interim results of NE's operations are included in the Company's consolidated results for the both interim nine-month periods ended September 30, 2000. The interim results of operations and cash flows of CC are only included in the consolidated results for the nine-month period ended September 30, 2000.

Overview

         Both companies were acquired because they represent logical "fits" for expanding the Company's historical equipment maintenance business into other product and service categories that can be leveraged and expanded throughout the Company's current and future customer base. NE adds an array of IT capabilities to the Company that can be directed to existing customer situations as well as new markets. The scope of NE's IT practice embraces a number of technologies and services that are in great demand in corporate America that the Company intends to exploit and substantially expand in future periods, including network (LAN and WAN) implementation, remote network maintenance, web hosting, high speed and broadband Internet connectivity and related services. All of these services compliment the Company's maintenance service operations and represent significant sources of potential new revenue streams for the Company.

         CC's core business is remanufacturing of laser printer and copier/fax toner cartridges for a number of popular and high demand printer and copier/fax machines. This is a rapidly growing industry that has gained acceptance during the past ten years as a viable alternative to OEM cartridges. The division's cartridges are environmentally friendly, less costly and of equal to superior quality compared to new OEM units. This product category can be readily added to the Company's maintenance customer base that includes hundreds of printers, copiers and faxes presently under contract.

         These acquisitions contributed approximately thirty-five percent (35%) of the Company's 2000 interim year-to-date revenues. CC and NE contributed twenty-five percent (25%) and ten percent (10%) of 2000 interim year-to-date consolidated revenues, respectively. In 1999, NE contributed eighteen percent (18%) of consolidated revenues. The Company will continue to expand both internally as well as through acquisitions and accordingly, timing of new business and/or acquisitions can have a significant effect on the proportionate relationship of each to total consolidated revenues.

Results of Operations

         First nine months 2000 results were mixed. Revenue growth flattened in the year-to-date September and net results were marked by a number of unfavorable circumstances that contributed to operating losses in each of the Company's three (3) operating divisions, Maintenance, Integration and Supplies. Specifically, the doubling of contract maintenance services in the last quarter of 1999 stressed the Company's service delivery systems that continued into 2000. Integration service operations were stunted by decreased new business commitments for integration equipment and services during the first quarter of 2000 and problems in assimilating the cartridge operations into the Company.


         Late in the third quarter and early fourth quarter of 1999 the Company added a number of new maintenance contract commitments that had the effect on an annualized basis of doubling the volume of service operations and revenues. This sudden influx of new business severely taxed field service's limited management resources and procurement and delivery systems. While management had anticipated a rapid ramp up of maintenance services, it wasn't until late fourth quarter that the Company was able to put in place two (2) new senior managers to assist in managing maintenance operations. Further the doubling of service demands also brought to light certain problems in the parts procurement and logistics department that contributed to higher than budgeted costs in the quarter. At this time, significant remedial actions have been taken including the appointed of Norman E. Clarke as the chief operations officer in early October, 2000. Norman was serving the Company as an outside director and has significant sales and marketing as well as operations experience.

         Operational and financial reporting problems encountered in integrating the cartridge division into combined operations continued into 2000. A number of production scheduling, billing and personnel issues were encountered in late 1999 and the first half of 2000 related to the transfer of CC's accounting and information systems into the Company's systems. Operational and invoicing problems resulting from the changeover resulted in lower shipments in the quarter and increased operational costs beyond those forecasted.

         Further contributing to first and second quarters' and year-to-date loss were increased administrative costs associated with the Company's expanded maintenance supervisory staff and professional fees related to year-end independent audit work and the Company's pending filings with the SEC.

         The following table sets forth selected consolidated operating results of the Company for the nine-months ended September 30, 2000 and 1999. The consolidated results of both periods include the operations of OneSource and NE that was acquired in 1999 and were accounted for as a pooling of interests. The consolidated results also include the operations of CC for the nine-months ended September 30, 2000.

Income Statement                                  2000           1999
                                                  ----           ----
Operating Revenues                               $2,426,707    $1,699,768
Cost of Revenues                                  1,642,946       982,017
Gross Margins                                       783,761       717,751
Selling, General and Administrative Expenses      1,344,015       740,072
Operating (Loss) Before Extraordinary Gain        (560,254)      (22,321)
Other (Expense)                                    (42,456)         2,842
Extraordinary Gain                                   63,375           -0-
Net Income (Loss) Income                         $(539,335)     $(25,163)
----------------------------------------------  -----------  ------------

Operating Revenues

         Total consolidated revenues increased $726,939 or 42.8% in the nine-months ended September 2000 compared to the same period in 1999. Revenues for the three months ended September 30, 2000 increased over the same period in 1999 by $62,273 or 9.6%. As noted above the 1999 year-to-date figures don?t include the revenues of the cartridge division since CC was purchased October 1, 1999. Total revenues of the Maintenance division were up twenty-five percent (25%) for the nine months but down thirteen percent (13%) for three months ended September 30, 2000, respectively, compared to the same periods in 1999.

         Going forward into the fourth quarter, the Company anticipates the growth of maintenance revenues will increase slightly due to a) one of the Company's major accounts electing to expand the scope of equipment maintained effective October 2000, but partially offset by b) the decision by management to discontinue an alliance effective September 2000 with a traditional service provider wherein OneSource delivered subcontract service work. The total impact of these two (2) circumstances expected to be an increase in monthly revenues of approximately $5,000 per month from the third quarter level. Again, management continues to address the need for sales momentum and will be rolling additional programs out in the Fourth Quarter, 2000.

         The following table shows the amounts each division contributed to total revenues for the nine months ended September 30, 2000 and 1999.

Business Line Revenue Contributions   2000          1999
                                      ----          ----
Maintenance Services                 $1,715,947   $1,376,935
Integration Services                     95,496      291,336
Supplies                                615,263       31,497
-----------------------------------  ----------  ---------------

         Maintenance services continued to account for the lion's share of total revenues in the quarter and the first nine months, accounting for sixty-six percent (66%) and seventy-one percent (71%) of the year-to-date totals, respectively. For the three months ended September 30, 2000, maintenance services contributed $466,486 of total revenues versus $536,690 a decrease of eighteen (18%) for the three months ended September 30, 2000 and 1999, respectively.

         Integration services accounted for only four percent (4%) of total revenues in 2000 but seventeen percent (17%) for the nine months ended September 30, 1999. Similar percentages of Integration revenue contributions resulted in the three months ended September 30, 2000.

         The Supplies division accounted for twenty-five percent (25%) and two percent (2%) of total revenues in both the three months and nine months ended September 30, 2000 and 1999 respectively.

Maintenance Revenues

         Most of the increase in service volumes in the quarter ended and year-to-date 2000 compared to the same periods in 1999 is the result of internally generated new business from existing as well as new customer accounts. Less than five percent (5%) of the increase in service revenues was contributed by acquired operations. At September 30, 2000 retail customers accounted for about eighty-one percent (81%) of equipment maintenance revenues with about sixteen percent (16%) and three percent (3%) coming from banking and other industry clients, respectively.

         Roll out of the Company's in-house sales program was delayed in the last quarter of 1999 due to demands placed on organization resources by the cartridge division acquisition and the significant service volumes added in the last four months of the year. Further, since some of these problems spilled over into the first half of 2000, the in-house initiative started slowly in the third quarter. Management hired a sales manager in late August and fully expects improved maintenance sales growth as well as in the supplies product lines.

         The new in-house sales program is designed to aggressively expand each division's business on a backfill basis by focusing on local and regional accounts, leaving the outsourced sales company to cover national account selling. Management believes this new sales initiative will stem the pending decline in service volumes as well as increase sales volumes of the other divisions. Prospectively this new program will also emphasize expanding maintenance revenues through the newly acquired network integration and cartridge remanufacturing divisions' customer bases. The new divisions' present Arizona only territory will also be expanded to include all the Company's operating territories.

Integration Service Revenues

         Integration revenues declined sixty-seven percent (67%) in for the nine months ended September 30, 2000 compared to 1999 and occurred as a result of fewer equipment sales at both OneSource and NE. This trend reflects the historical incidental nature of equipment sales that has existed in the past at OneSource. In 1999 as the Company focused its limited sales resources on expanding servicing opportunities. Equipment sales were and still are deemed to play an important role to the overall relationship of all divisions' current and prospective customers. However, demand for equipment is considerably slower for both the retailer and financial customers as the economy slowed down in 2000.

         Equipment sales and integration services from NE decreased in the quarter ended September 30, 2000 compared to the second quarter of 2000 by $27,832 or almost fifty-three percent (53%). The decrease is a function of the division completing fewer integration projects.

         The in-house sales program should help in this regard as it will focus on products and services that don't require significant forward capital commitments. Doing so will mitigate the division's historical reliance on network installation services and network equipment placement. The division will continue to contribute additional sales of PCs/Servers and peripherals prospectively, but this type of equipment generally yields very low margins, (5 to 10% on average). Accordingly management is emphasizing the network support, Internet connectivity and remote network support services portion of this business with their attendant much higher profit margins and/or higher volume opportunities.

Supplies Revenues

         Historically the Company hasn't focused on supplies and parts sales but prospectively management intends to significantly expand this portion of the business. This in fact was the impetus for the cartridge remanufacturing company's acquisition in September 1999. Supply sales increased $583,766 in for the nine months ended September 30, 2000 compared to the same period in 1999. The growth is substantially all due to the cartridge sales of this division.
Supply sales were up about $32,483 or eighteen percent (18%) in the third quarter compared from the second quarter of 2000 as a reflection of the Company's decision to channel the division's product offerings through the Company's new Internet distribution channel, GOINK.com.

         Management intends to substantially expand the product line because its equipment contract maintenance customer base has thousands of laser printers under contracts, all of which utilize toner cartridges. In this regard management has incorporated a new e-commerce company, GOINK.com, Inc., to be the cartridge divisions on-line Internet fulfillment delivery system. This site will be available to anyone on the Internet in addition to the Company's customer base. The GOINK.com site was launched in beta test mode in late March and went live in August 2000. Apart from converting any of Cartridge Care customer, GOINK.com signed up its 1,000th customer.

         Therefore, between the two strategies of converting the cartridge division to the internet distribution channel and the independent ability of GOINK.com staff to sign-up new customers, this combined business is anticipated to grow significantly in the fourth quarter.

Profit Margins

         Gross profits and margins in each division were mixed for the nine months ended September 30, 2000 compared to those of the same period in 1999 as shown in the following table:

Gross Profit And Margin     2000         %         1999            %
                            ----        ---        ----           ---

   Maintenance Services    $711,367    41.5      $688,264         50.0
   Integration Services    (63,834)   (66.8)       53,030         18.2
   Supplies                136,227     22.1       (23,543)       (75)
------------------------- --------- -----------  ------------- ---------

         Maintenance gross margin percentage of 41.5% for the nine months ended September 30, 2000 is down from the 50% rate for the same period in 1999 that approximated the Company's 50% hurdle- rate target for Maintenance services. This is a function of the Company's significant expansion in service volumes in the second half of 1999 and parts procurement and logistics problems encountered in the last few weeks of 1999 that persisted through the first half of 2000. To support the higher service volumes the Company invested in additional supervisory staff resources in the second half of 1999 and incurred higher than anticipated new contract startup costs in connection with expanded work at a couple of the Company's largest customers which adversely impacted first half 2000 service margins.

         Also contributing to the lower margin was a higher than budgeted parts usage rate in the first half of almost 17%, which is substantially above the Company's normal 6 to 8% rate. Appropriate process changes were identified and implemented in the latter month of the first quarter to fix the parts usage situation and management is confident Maintenance margins will elevate to the higher historical rates in the future. Management is also looking for the new in-house sales program backfill additional Maintenance volumes in areas where the Company isn't fully utilizing field service professionals to further increase Maintenance margins toward its target 50% rate.

         Management believes service margins higher than the Company's 50% hurdle rate can also be prospectively achieved as the business matures. As new business is added, it's not always possible to sustain the 50% hurdle rate. Timing of new business as well as the amount of required spares and parts to support new contracts are variables that directly impact service gross margins. The Company's Maintenance service model however is based on a 50% service gross margin and management is committed to achieving this rate

         The drop in equipment sales and delays in new Integration projects in the first half discussed above account for the negative margin in Integration division operations. Prospectively, management anticipates a gross margin rate closer to the Company's historical 30% equipment gross profit for Integrations operations as volumes pick up in succeeding quarters. Again, some of this rebound will be a function of how quickly the economy grows over the next six months.

General and Administrative Costs

         G&A costs for the quarter and nine months ended September 30, 2000 compared to the same periods in 1999 continued to increase reaching their peak at the end of July 2000. In light of the decrease in service revenues and the problems encountered in the Integration division management embarked on a cost control and cost cutting program to in the third quarter in order to arrest all cost categories, particularly G&A costs. To this end, several seven (7) positions were eliminated that will save approximately $27,000 per month. These savings will be redeployed into direct sales efforts and sales support functions that management believes increase revenue growth.

         Most of the general and administrative cost increases for the first three quarters of 2000 compared to 1999 were incurred at OneSource corporate. G&A costs between periods from acquired operations only contributed about twenty-eight percent (28%) of the 2000 increase compared to 1999 and most of these costs were in the new cartridge supplies division, that is, twenty percent (20%). Most of the dollar increases therefore in both periods is the result of added costs in corporate operations incurred in anticipation of supporting the expected higher level of consolidated operations. The following table shows these costs for the nine months ended September 30 2000 and 1999.

Administrative Costs                                      2000          1999
                                                          ----          ----

Officer and Administrative Payroll & Taxes              $409,130      $266,608
Facilities                                               188,068        89,237
Employee Benefits and Medical and Casualty Insurance     101,932        51,005
Travel and Entertainment                                  75,219        47,266
Legal and Professional Fees                              168,786        76,449
Other                                                    247,212        50,088
                                                         -------
Total                                                 $1,190,347      $580,653
---------------------------------------------------- -------------  ------------

         The increase in administrative costs between years reflects the Company's expanded infrastructure in support of the increase in Company operations. For example, the supplies division contributed $244,029 of administrative expenses that were not present in 1999. Excluding the supplies division from the total in 2000 reduces total administrative expenses to $946,318 and represents growth of 63%.

         Administrative costs of $450,204 in the three-month period ended September, 2000 represented about sixty-three percent (63%) of total revenues versus thirty-two (32%) for the same period in 1999.

         Substantially all the increase in facility costs is the result of the relocation and consolidation of all Company operations into new facilities in November 1999. The new location is larger and better able to accommodate present as well as future space requirements. Total rents and related utility costs are significantly higher than the combined smaller locations of the three divisions' prior facilities. The larger facilities were required to permit consolidation of all the Company's operations under one roof, a function that will save costs prospectively. Further, the cartridge division?s facility costs for 1999 are not included in the figures for the nine-months ended September 30, 1999 since Cartridge Care wasn't acquired until September 30, 1999.

         Employee benefits and insurance expense for the nine-months ended September 30, 2000 increased compared to the same period in 1999. The Company performed a detailed review of employee benefits and payroll taxes in the first and second quarters of 2000. This resulted in the recognition of additional payroll related expenses in the third quarter.

         Legal and professional expenses increased $66,351 during the third quarter of 2000 compared to the same period in 1999. These expenses were also up from the second quarter 2000 by $27,596.

         Much of the historical increase in administrative costs resulted from the increased infrastructure of the Company in support of the planned future level of operations. During the third quarter management continued reversing this trend in light of the anticipated near term decline in revenues and the delay encountered in initiating the Company's in-house sales program. Until revenues are increased management is committed to reduce costs so they are more in line with present revenues. Doing so will burn less capital and afford the Company with sufficient capital to successfully roll out the sales plan.

It is also anticipated that new revenues will absorb administrative costs over time and bring the percentage of G&A costs more in line with planned results.

Selling Expenses

         Selling expenses of $43,798 for the three months ended September 30, 2000 are down about twelve percent (12%) from second quarter 2000 selling costs of $49,542. This is a function of the delay that continued through the third quarter of initiating the Company's in-house sales program. Substantially all the cost increases in this category as of the three months ended September 30, 2000 compared to the same period in 1999 are the result of a) the newly acquired cartridge division and b) commissions paid in connection with the increased new business generated in the fourth quarter of 1999. The contract sales organization is compensated on a commission only basis whereas employee salespeople are compensated via salary plus commission arrangements. Management anticipates this cost category will increase proportionally as the Company builds its internal expansion momentum.

Operating Loss

         The increase in operating loss for the three months and nine months ended September 30, 2000 compared to the same period in 1999 is the result of a) higher costs incurred in expanding the overall volume of business operations, b) costs incurred in fully assimilating new acquisitions and c) higher than anticipated Maintenance service delivery costs and parts usage rates.

Other Income and Expenses


Income and (Expenses)       2000          1999
                            ----          ----

   Interest Expense        $ (31,346)  $ (17,691)
   Other Income (Expense)     52,265      14,849
------------------------- -----------  ----------

         Interest expense increased in the quarter ended September 30, 2000 compared to June 30, 2000, because of an increase in outstanding interest bearing debt of the two acquired subsidiaries. The extraordinary gain in the Statement of Operations in the first quarter of 2000 was the result of the extinguishments of the outstanding debt incurred in the leveraged buyout in July 1997.

Financial Condition

         While financing initiatives initiated in 1999 helped the Company, it continued to operate in a tight cash position as of September 30, 2000. The
Company is working with a number of investment professionals to secure additional capital funding commitments in support of the Company's capital requirements. Management is confidant suitable funding sources will be obtained in 2000.

         The following sets forth selected financial condition information at September 30, 2000 compared to December 31, 1999:

Balance Sheet -              2000         1999
                             ----         ----

   Working Capital          $(280,570)   $(157,963)
   Total Assets             1,477,257      773,779
   Debt Obligations           652,624      459,165
   Shareholders' Equity       264,650     (301,393)
-------------------------- -----------  -----------

         Operating account balances in a number of balance sheet accounts decreased in the quarter ended September 30, 2000 compared to the corresponding amounts at December 31, 1999. Receivables, Inventories, payables, and accrued expenses decreased. The decrease in deferred revenue reflects the slow down of expansion in maintenance service volumes and the decrease in accruals is largely due to payments made for outstanding payroll taxes accrual. The size of decrease in payables and inventories is not significant and also reflects the slowing nature of the Company's service volumes, pending the ramp up of the new in-house sales program. The Company's current ratio slipped at September 30, 2000 to 0.73 compared to 1.12 as of December 31. Total assets dropped slightly at September 30, 2000 compared to December 31, 1999 and stockholders equity remained a positive balance as of September 30, 2000. .

         To further improve the Company's financial position, the Company and a group of investors executed an agreement on March 4, 2000 with PF Holdings, Inc. ("PF") to purchase the promissory note held by PF with a face value of $285,000 and accrued interest of $36,972 for $150,000 in cash provided by the investors and 175,000 shares of the Company's Common Stock with a fair market value on March 4 of $93,438.00. The investor group exchanged the promissory note for 643,944 shares of OneSource stock. The investor's are restricted from selling the combined 818,944 shares of stock for a period of one (1) year. Completion of this transaction enables the Company to now pursue traditional stand-by credit facility financing arrangements with banking institutions. The Company realized and recorded an extraordinary gain on this transaction of $63,375.

         At September 30, 2000, the accrual for delinquent payroll taxes, penalties and interest was paid down to approximately $116,000. In July 2000 the Company successfully negotiated and memorialized an installment agreement with the IRS wherein the Company agreed to make monthly payment of $10,000 until the balance is satisfied.

         During 1999 the Company successfully completed two acquisitions with the issuances of shares of the Company's Common Stock. While both transactions were completed with stock, the Company did incur significant non-operating costs for facility relocation and other costs of integrating the operations into the consolidated group. The Company intends to acquire additional companies in the future and will attempt to do so with issuances of the Company's Common stock. To the extent cash is required to finance acquisitions, the Company will seek outside capital from investors rather than attempt to finance the cash component from operations.

Employees

         At September 30, 2000, the Company employed five (5) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

Research and Development Plans

         The Company believes that research and development is an important factor in its future growth. Although, the citrus growing and exportation industry is not closely linked to technological advances, it occasionally produces new ways to raise and harvest crops, resulting in disease and pest resistant product, which stays fresh for a longer period of time. Therefore, the Company must continually invest in the technology to provide the best quality product to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to purchase technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

         In late Spring 2001, the Company is planning to begin construction of a citrus packing and processing center to be located in Stuart, FL, the heart of Indian River Region. This facility will act as a showpiece for Clements Citrus products to the Company's Chinese and domestic customers. The center should consist of a state of the art, completely computer controlled, fresh citrus packing facility, a facility for the manufacture and production of frozen concentrate orange juice, as well as other frozen juices, a freezer facility, a research center and an office facility. By having these facilities located on one site, the entire program can be closely managed and controlled. It would also insure against supply interruption and a total dependence on outside suppliers.

Impact of the Year 2000 Issue

         The Company did not experience any material impact to its operations as a result of the Year 2000 calendar change. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

         Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

PART II

Item 1. Legal Proceedings.

         The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending September 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a)  The  exhibits  required  to be  filed  herewith  by  Item  601  of
Regulation  S-B,  as  described  in  the  following   index  of  exhibits,   are
incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------

3.(i).1  [1]      Certificate of Incorporation of L W Global (U.S.A.), Inc. filed August 27, 1996.

3.(i).2  [1]       Certificate of Amendment of Certificate of Incorporation filed January 16, 1997.

3.(i).3  [1]      Certificate of Amendment of Certificate of Incorporation changing name to Micor
                  Technologies, Inc. dated July 28, 1997.

3.(i).4  [1]      Certificate of Amendment of Certificate of Incorporation changing name to OneSource
                  Technologies, Inc. dated August 22, 1997.

3.(ii).1 [1]      Bylaws of L W Global (U.S.A.), Inc.

4.1      [1]      Form of Private Placement Offering of 1,200,000 common shares at $0.01 per share dated September 10, 1996.

4.2      [1]      Form of Private Placement Offering of 300,000 common shares at $0.01 per share dated
                  July 14, 1997.

4.3      [1]      Form of Private Placement Offering of 575,000 common shares at $0.50 per share dated
                  September 17, 1997.

10.1     [1]      Share Exchange Agreement between L W Global (U.S.A.), Inc. and Micor
                  Technologies, Inc. dated July 15, 1997.

10.2     [1]      King Soopers Agreement dated September 1, 1998.

10.3     [1]      Attachment B to King Soopers Agreement dated September 1, 1998.

10.4     [1]      King Soopers Contract Renewal and Extension dated September 8, 1999.

10.5     [1]      Promissory Note by Cossack Financial, LLC in favor of the Company dated March 31,
                  1999.

10.6     [1]      Agreement to Extend Promissory Note by Cossack Financial, LLC in favor of the
                  Company dated January 3, 2000.

10.7     [1]      Promissory Note by Titan Capital Partners, LLC in favor of the Company dated March
                  31, 1999.

10.8     [1]      Agreement to Extend Promissory Note by Titan Capital Partners, LLC in favor of the
                  Company dated January 4, 2000.

10.9     [1]      Share Exchange Agreement with Net Express, Inc. dated April 15, 1999.

10.10    [1]      Stock Redemption Agreement (Exhibit A to Net Express Share Exchange).

10.11    [1]      Employment Agreement (Exhibit B to Net Express Share Exchange).

10.12    [1]      Stock Purchase Agreement with Blackwater Capital Partners II, L.P. dated May 26,
                  1999.

10.13    [1]      Investor Rights Agreement with Blackwater Capital Partners II, L.P. dated May 26,
                  1999.

10.14    [1]      Share Exchange Agreement with Cartridge Care, Inc. dated September 1, 1999.

10.15    [1]      Lease of Scottsdale, Arizona property dated September 20, 1999.

10.16    [2]      Promissory Note by Micor Technologies, Inc. in favor of William Meger dated
                  November 28, 1995.

10.17    [2]      Promissory Note by Jerry Washburn and others in favor of PF Holdings, Inc. dated July
                  31, 1997.

10.18    [2]      Form of Note Modification Agreement dated February 2000.

10.19    [2]      Installment Agreement between the Company and the Department of the Treasury of the
                  Internal Revenue Service dated July 2000.

10.20    [2]      Option Agreement between the Company and XCEL ASSOCIATES, Inc. dated June
                  1, 2000.

10.21    [2]      Agreement For A Finder's Fee between the Company and XCEL ASSOCIATES, Inc.
                  dated June 1, 2000.

10.22    [2]      Business Consulting Agreement between the Company and XCEL ASSOCIATES, Inc.
                  dated June 1, 2000.

10.23    [2]      Term Sheet for loan by the Company from Grace Holdings, Inc. dated June 29, 2000.

10.24             [2] Letter Agreement between the Company and Maurice Mallette,
                  Judith Mallette and Pasquale Rizzi to escrow shares of the Company dated June 8, 2000.

27.1     *        Financial Data Schedule.
-------------------------------

[1] Filed as an exhibit to the Company Registration Statement on Form 10SB filed July 10, 2000.

[2] Filed as an exhibit to the Company's first amended Registration Statement on Form 10SB filed October 13, 2000.

(*  Filed herewith)


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ONESOURCE TECHNOLOGIES, INC.
                                  (Registrant)

Date: November 10, 2000    By: /s/ Jerry M. Washburn
                           ---------------------------------
                           Jerry M. Washburn, Chairman, President and CEO

                           By: /s/ Ford L. Williams
                           ---------------------------------
                           Ford L. Williams, Director, Secretary and Treasurer

                           By: /s/ Maurice E. Mallette
                           ---------------------------------
                           Maurice E. Mallette, Director, Interim VP

                           By: /s/ Donald C. Gause
                           ---------------------------------
                           Donald C. Gause, Director

                           By: /s/William B. Meger
                           ---------------------------------
                           William B. Meger, Director