Form 10KSB
period 2000-12-31
ONESOURCE TECHNOLOGIES INC
filed 2001-04-16
CIK 1118421

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2000


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

Commission File No.:000-30969

                          OneSource Technologies, Inc.
         ---------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


               Delaware                                        65-0691963
----------------------------------------              --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    7419 East Helm Drive
    Scottsdale, Arizona                                           85260
----------------------------------------              --------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (800) 279-0859

Securities to be registered under Section 12(b) of the Act:

      Title of each class                        Name of each exchange on which
      to be so registered                        each class to be registered

          None                                                None
--------------------------------                -------------------------------

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

Part I

Item 1:              Description of Business:

a)         Development

     OneSource Technologies, Inc. ("the Company" or "OneSource") is incorporated in the state of Delaware. The Company was originally incorporated as LW Global (U.S.A.), Inc. in September 1996, changed its name to Micor Technologies, Inc. in July 1997 and then finally to OneSource Technologies, Inc. in August 1997. The Company had little or no operations until July 1997 when the Company entered into a reverse merger transaction wherein it issued 8,500,000 shares of stock in exchange for one hundred percent (100%) of the issued and outstanding shares of Micor. Micor started business in 1984 as a small banking equipment sales and service company and was incorporated in 1990 as Micor Financial Systems, Inc. Its name was changed to Micor Technologies, Inc. in December 1994 and finally to OneSource Technologies, Inc in August 1997.

     Its executive offices are presently located at 7419 East Helm Drive, Scottsdale, AZ 85260. Its telephone number is (800) 279-0859 and its facsimile number is (480) 889-1166.

b)   Business of Issuer.

General

     OneSource is engaged in three (3) closely related and complimentary lines of business, 1) renewable contract equipment maintenance services, 2) equipment installation and integration services and 3) value added equipment supply distribution. The Company is primarily focused on the 1) banking and financial services and 2) retail industries even though its service and product offerings can be readily applied in any industry. These two (2) are emphasized because of the significantly greater number of equipment items used in banking, financial service and retail enterprises compared to other businesses. Like companies in other industries, banking and retail enterprises use large numbers of general business equipment items such as copiers, facsimiles, PCs and peripherals, but in addition they also utilize significant quantities of industry specific machines like coin/currency counting and handling machines, check processing and encoding equipment and ATMs in banking and point-of-sale ("POS") scanner and register systems in the retail industry.

     The Company's customer mix at the end of 2000 and 1999 consisted of primarily banking (20% and 23% respectively) and retail (76% and 74% respectively) companies located in Arizona, California, Colorado, Nevada, New Mexico, Utah and parts of Wyoming and Texas. Approximately forty-one percent (41%) and forty-eight percent (48%) of the Company's revenue was generated from fiver (5) customers through December 31, 2000 and 1999 respectively, the largest of which contributed approximately twenty-five percent (25%) and twenty-three (23%) respectively.

Maintenance Services

     OneSource has pioneered a patent pending "flat-rate blanket maintenance service" approach in these industries covering a broad array of general business and industry specific equipment. The Company's patent pending service program is unique because it takes a "horizontal" approach to equipment maintenance rather than the typical "vertical" approach traditionally offered. In doing so, it creates wide based savings by being able to service multiple equipment items for a flat fee, which constitutes the basis for a package pricing to customers. Equipment Maintenance service is delivered on-site to customers by Company employed field service technicians operating from their homes throughout the Company's territorial reach, which presently includes the states of Arizona, northern California, Colorado, Nevada, New Mexico, Utah and parts of Wyoming and Texas. All supporting services, including call center dispatching, routing and control, parts procurement and logistics are centrally housed in the Company's Arizona corporate facilities. Communication and field service connectivity is realized through the utilization of a number of communication technology devices, e.g., wireless telephones, pagers, the Internet and Company Intranet services.

     Maintenance has  historically  been the Company's  primary  business focus.
Now, with its added Integration and Supplies capabilities, OneSource will prospectively be less dependent on this aspect of its business. For the twelve months ended December 2000 and 1999, Maintenance revenues constituted approximately sixty-five percent (65%) and seventy-nine percent (79%) respectively of total consolidated revenues. Installation revenues were introduced in April 1999 and Supplies distribution were added in October 1999.

Installation and Integration Services

     Through the Company's acquisition of an Arizona based information technology ("IT") integration company OneSource garnered the technical competencies to undertake equipment installation and integration assignments at existing as well as prospective customers. The Company intends to expand this capability throughout all its geographic locations. The Company's customer profile includes large regional enterprises and/or divisions of national companies in the banking and retail industries as these companies periodically incur the need to "refresh" their equipment installation configurations in the face of new technologies and expansion. These capabilities are in present high demand. They also readily compliment the Company's Maintenance and Supplies operations by being able to support these divisions' customer base.

Supplies Distribution

     The Supplies segment is focused on delivering consumable equipment supplies and part requirements to the Company's Maintenance and Integration customers on a single-source basis. The Company is presently a supplier for a number of equipment consumable supply items, e.g., ribbons, toner, and OEM and remanufactured toner cartridges for copiers, faxes and laser printers. Since toner cartridges represent the Company's largest demand supply item, the Company acquired an Arizona based high quality toner cartridge remanufacturing company in 1999 in order to expand this products distribution throughout the Company's present as well as future customers.

Internet Services

     A number of the Company's products and services can be readily distributed and/or serviced via the Internet on both a retail consumer as well as a business to business ("B2B") basis. In this regard, the Company launched its initial on-line Internet distribution channel, to supply and distribute its remanufactured printer and copier toner cartridge products. This Internet portal is presently directed toward individual and small business retail customers, but prospectively will be directed toward the Company's existing Maintenance, Integration customers. These products are delivered via on-line private catalogs within the site on a true Internet B2B basis.

     At year-end 2000 the Company had forty-one (41) full-time employees and one
(1) part-time employee.

Status of Publicly Announced Products and Services

     The Company is primarily focused on its maintenance, installation and supplies services at this time. However, an increasing number of the Company's products and services can be distributed and/or serviced via the Internet. The Company's supplies distribution Internet portal was designed with this trend in mind.

Competition

     The Company faces competition from large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. The Company's training and services could be rendered obsolete or made uneconomical by the development of new products, technological advances or pricing actions by one or more of the Company's competitors. The Company's business, financial condition or results of operations could be materially adversely affected by one or more of such developments. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have an material adverse effect on the Company's business, financial condition or results of operations.

     The equipment sales and service industry as well as the equipment supplies industry are highly competitive and consist of numerous independent and competing companies large and small throughout the Company's operating territory. Any organization, supplier, or equipment sales and service provider is technically a OneSource competitor. The differentiating factor between competitors and the Company is the limited line(s) of service generally provided by competing companies. Most of these companies are vertical suppliers who focus primarily on one or a few types of equipment sales with service offered secondarily as an inducement for increased sales. Further such competitors tend to be involved with a limited number of equipment types and brands. The Company offers its customers equipment service with Company employed field service technicians on a broad horizontal basis wherein multiple types and manufacture's brands are covered under a single maintenance contract known as the OneSource Flat-Rate Blanket Maintenance System[TM].

Sources and Availability of Raw Materials

     The materials needed to service office and industry specific equipment are widely available from numerous third parties. No shortage of materials is expected in the foreseeable future.

Dependence on one or few customers

     The Company will rely heavily on its few customers' accounts for the majority of its business. A change in the relationship of the Company to any one
(1) of its major customers could have a material adverse affect on the Company's business.

Research and Development

     The Company believes that research and development is an important factor in its future growth. The equipment supply industry is closely linked to technological advances, which constantly produces new machinery for use by the public. Therefore, the Company must continually invest in training on the latest technological advances and the newest equipment to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to fund such training efforts to match technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment and inventory may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

Patents, Copyrights and Trademarks

     The Company intends to protect its original intellectual property with patents, copyrights and/or trademarks as appropriate.

     The Company's only trademark extends to its unique flat-rate blanket maintenance service program. The Company presently has a "business apparatus and methods" patent application pending with the United States Patent Office for the Company's OneSource Flat-Rate Blanket Maintenance System[TM], but otherwise the Company has no other patents, trademarks, royalty agreements, franchises, concessions or labor contracts in effect.

     While a patent of the Company's systems would be beneficial for allowing the Company to license it to others, it is not essential to the Company's operations and would therefore not have a significant detrimental effect if it were not granted.

Governmental Regulation

     There are no government approvals required to conduct business and no regulatory issues other than usual and customary corporate, tax and business licensing with which the Company is current in all its operating jurisdictions.

State and Local Licensing Requirements

     Currently there are no state or local licensing requirements which apply to the Company's business or to its products

Effect of Probable Governmental Regulation on the Business

     Currently there is no government regulation of the Company's business nor of the Company's products. However, new laws are emerging which regulate commerce over the internet and the way data and information may be transmitted over the Internet. Should the Company engage in activities involving the Internet in the future, it may be subject to these laws and/or regulations.

     As the Company's products and services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon the Company's business.

     A governmental body could impose sales and other taxes on the provision of the Company's products and services, which could increase the costs of doing business. A number of state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and access taxes; however, no such laws have become effective to date. The Company cannot accurately predict whether the imposition of any such taxes would materially increase its costs of doing business or limit the services which it provides, since it may be possible to pass on some of these costs to the consumer and continue to remain competitive.

     If, as the law in this area develops, the Company becomes liable for information carried on, stored on, or disseminated through its website, it may be necessary for the Company to take steps to reduce its exposure to this type of liability through alterations in its equipment, insurance or other methods. This may require the Company to spend significant amounts of money for new equipment or premiums and may also require it to discontinue offering certain of its products or services.

     Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, access to adult content by minors, pricing, bulk e-mail (spam), encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. P&G cannot predict the impact, if any, that future regulatory changes or developments may have on the Company's business, financial condition, or results of operation.

Cost of Research and Development

     For fiscal year 2000 and 1999, the Company expended no measurable amount of money on research and development efforts. At the current time, none of the costs associates with research and development are bourne directly by the customer; however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

     The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control. The Company is unaware of any bills currently pending in Congress, which could change the application of such laws so that they would affect the Company.

Employees and Consultants

     At December 31, 2000, the Company employed  forty-one (41) fulltime and one
(1) part time employees. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent.

Item 2. Description of Property

     The Company leases from EJM Development Co., a California limited partnership its corporate offices located at 7419 East Helm Drive, Scottsdale, AZ 85260. This property serves as the Company's headquarters, service dispatch and parts center for all the Company's operations. The lease is for a term of five (5) years, two (2) months, for which the Company pays rent in the amount of $9,025 for the first fourteen (14) months, $9,370 for months fifteen (15) to twenty-six (26), $9,715 for months twenty-seven (27) through thirty-eight (38), $9,995 for months thirty-nine (39) through fifty (50) and $10,270 for months fifty-one (51) through sixty-two (62).

Item 3. Legal Proceedings

     No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters have been submitted to a vote of security holders since the Company's last stockholders' meeting in April 2000.


PART II

Item 5. Market for Common Equity and Related Stockholder Matters And Market Information.

     The Company's Common Stock is presently quoted on the National Quotation Bureau's "Pink Sheets". The Common Stock of the Company currently is quoted under the symbol "OSTK" and has been since May 1999. The high, low and average bid information for each quarter since May 1999 to the present are as follows:

Quarter                        High Bid    Low Bid    Average Bid
----------------------        ----------   --------   -----------
Second Quarter 1999              .63         .25          .44
Third Quarter 1999               .88         .38          .63
Fourth Quarter 1999              .69         .16          .42
First Quarter 2000              1.88         .25         1.06
Second Quarter 2000              .67         .20          .44
Third Quarter 2000               .59         .11          .33
Fourth Quarter 2000              .74         .07          .41

     Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

Description of Capital Stock

     The Company's authorized capital stock consists of 20,000,000 shares of Common Stock, $0.001 par value per share and 1,000,000 shares of Preferred Stock, $0.001 par value per share. As of December 31, 2000, the Company had 19,249,178 shares of its Common Stock outstanding and none of its Preferred Stock outstanding.

Description of Common Stock

     All shares of Common Stock have equal voting rights and, when validly issued and outstanding, are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and non-assessable shares. Cumulative voting in the election of directors is not permitted; which means that the holders of a majority of the issued and outstanding shares of Common Stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of Common Stock will not be able to elect any directors. In the event of liquidation of the Company, each shareholder is entitled to receive a proportionate share of the Company's assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any, to be distributed to holders of the Preferred Stock. All shares of the Company's Common Stock issued and outstanding are fully-paid and nonassessable.

Dividend Policy

     Holders of shares of Common Stock are entitled to share pro rata in dividends and distribution with respect to the Common Stock when, as and if declared by the Board of Directors out of funds legally available therefore, after requirements with respect to preferential dividends on, and other matters relating to, the Preferred Stock, if any, have been met. The Company has not paid any dividends on its Common Stock and intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.

Description of Preferred Stock

     Shares of Preferred Stock may be issued from time to time in one or more series as may be determined by the Board of Directors. The voting powers and preferences, the relative rights of each such series and the qualifications, limitations and restrictions thereof shall be established by the Board of Directors, except that no holder of Preferred Stock shall have preemptive rights.

Transfer Agent and Registrar

     The Transfer Agent and Registrar for the Company's Common Stock is Interwest Transfer Co., Inc. which is located at 1981 East Murray Holliday Road, Suite 100, Salt Lake City, Utah 84117, telephone (801) 272-9294 and facsimile
(801) 277-3147. There is no transfer agent for shares of the Company's preferred stock.

Recent Sales of Unregistered Securities

     During the period 1 January 2000 through the filing date the Company entered into the following transactions:

     In April 2000, the Company issued 305,000 shares of its Common Stock to four (4) employees as signing bonuses to attract them to the Company. For such offering the Company relied upon Section 4(2), Rule 506, Section R14-4-140 of the Arizona Code and Section 11-51- 308(1)(p) of the Colorado Code.

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

     For purposes of Section 11-51-308(1)(p) of the Colorado Code, the facts upon which the Company relied are: (1) The transaction was in compliance with an exemption from registration with the Securities and Exchange Commission under section 3(b) or 4(2) of the Act pursuant to regulations adopted thereunder by the Securities and Exchange Commission; and (2) The Company filed notice with the securities commissioner of Colorado and paid an exemption fee.

     In April 2000, the Company issued 97,374 shares of its Common Stock to eighteen (18) current or former employees to compensate them for past salary reductions or in lieu of past salary increases for their services as employees during periods since 1997. Donald Gause, a Director, received 4,000 shares in connection with such issuance. For such offering the Company relied upon

Section 4(2), Rule 506, Section R14-4-140 of the Arizona Code, Section 25102(f) of the California Code, Section 11-51- 308(1)(p) of the Colorado Code, Section
90.532 of the Nevada  Code,  Section  58-13B-24(R)  of the New  Mexico  Code and
Section 61-1-15.5(2)&R164-15-2 of the Utah Code.

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

     For purposes of Section 11-51-308(1)(p) of the Colorado Code, the facts upon which the Company relied are: (1) The transaction was in compliance with an exemption from registration with the Securities and Exchange Commission under section 3(b) or 4(2) of the Act pursuant to regulations adopted thereunder by the Securities and Exchange Commission; and (2) The Company filed notice with the securities commissioner of Colorado and paid an exemption fee.

     For purposes of Section 90.532 of the Nevada Code, the facts upon which the Company relied are: (1) The securities were those set forth is Section 18(b)(4)(D) of the Act; and (2) The Company filed notice with the State of Nevada and a fee.

     For purposes of Section 58-13B-24(R) of the New Mexico Code and New Mexico Rule 12NMAC11.4.11.2, the facts upon which the Company relied are: The Company filed notice with the New Mexico administrator, a consent to service of process and a fee.

     For purposes of Section 61-1-15.5(2)&R164-15-2 of the Utah Code, the facts upon which the Company relied are: The Company filed notice, a consent to service of process and a fee as proscribed by the statute.

     In June 2000, the Company granted XAI an option to purchase two million (2,000,000) shares of the Common Stock of the "freely tradeable shares" of the Company at a price of $0.50 per share. The option is for a period of one (1) year unless XAI introduces or arranges for an acceptable "secondary offering" approved by the Company, and in which case the term of the option is extended until June 1, 2003. The option has since been terminated by mutual agreement of the parties. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 49:3-50(b)(9) of the New Jersey Code.

     For purposes of Section 49:3-50(b)(9) of the New Jersey Code, the facts upon which the Company relied are: (i) the sale was to not more than ten (10) persons during any period of twelve (12) consecutive months; (ii) the Company reasonably believed that all buyers purchased for investment; (iii) no commission or other remuneration was paid for soliciting any prospective buyer; and (iv) the sale was not offered or sold by general solicitation or any general advertisement.

     In June 2000, the Company entered into a agreement wherein the Company agreed to pay a finder's fee to XAI for any debt or equity investment, acquisition, consolidation, merger or purchase of assets between the Company and any contact of XAI brought to the Company's attention by XAI, which was consummated within a period of twenty-four (24) months thereafter. The finder's fee is as follows: a) five percent (5%) of the first million dollars
($1,000,000)  raised;  b)  four  percent  (4%)  of the  second  million  dollars
($1,000,000)  raised;  c)  three  percent  (3%)  of the  third  million  dollars
($1,000,000)  raised;  d)  two  percent  (2%)  of  the  fourth  million  dollars
($1,000,000) raised; and one percent (1%) of the all additional monies raised. In the event fees are due XAI by the Company, the Company and XAI may mutually agree to accept and pay the fee in shares of the Company's stock priced at eighty percent (80%) of the most recent bid price. This agreement was terminated in November 2000 by mutual agreement of the parties. For such offering the Company relied upon Section 4(2) of the Act, Rule 506 and Section 49:3- 50(b)(9) of the New Jersey Code.

     For purposes of Section 49:3-50(b)(9) of the New Jersey Code, the facts upon which the Company relied are: (i) the sale was to not more than ten (10) persons during any period of twelve (12) consecutive months; (ii) the Company reasonably believed that all buyers purchased for investment; (iii) no commission or other remuneration was paid for soliciting any prospective buyer; and (iv) the sale was not offered or sold by general solicitation or any general advertisement.

     In June 2000, the Company entered into a consulting agreement with XAI to provide consultation and advisory services relating to business management and marketing in exchange for issuance of 100,000 shares of the Company's stock each to Edward Meyer, Jr. and Edward T. Whelan. The contract is for a period of one
(1) year. The consulting agreement has been terminated by mutual agreement of the parties. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 49:3-50(b)(9) of the New Jersey Code.

     For purposes of Section 49:3-50(b)(9) of the New Jersey Code, the facts upon which the Company relied are: (i) the sale was to not more than ten (10) persons during any period of twelve (12) consecutive months; (ii) the Company reasonably believed that all buyers purchased for investment; (iii) no commission or other remuneration was paid for soliciting any prospective buyer; and (iv) the sale was not offered or sold by general solicitation or any general advertisement.

     In June 2000, the Company borrowed $50,000 from GHI. The term of the note is for a period of one (1) year or upon subsequent financing by XAI. The note bears interest at a rate of prime plus three percent (prime+3%) per annum. Additionally, the Company granted GHI warrants to purchase 166,666 shares of the Company's Common Stock at a price of $0.30 per share. The warrants have no expiration date. In November 2000, the Company repaid the $50,000 owed to GHI in advance of its due date, in exchange for a general release with regard to the note and warrants, the finder's fee agreement, the consulting service contract, the option agreement and all other agreements between the Company and both XAI and GHI. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 11.602 of the Maryland Code.

     The facts relied upon to make the Maryland Exemption available include the following: (i) the Company submitted a manually signed SEC Form D, Notice of Sale of Securities Pursuant to Regulation D with the Securities Division; (ii) the form was filed no later than 15 days after the securities were first sold in Maryland; (iii) the Company submitted a Form U-2, Uniform Consent to Service of Process, and a Form U-2A, Uniform Corporate Resolution consenting to service of process in Maryland; (iv) the Company provided the Securities Division with the date of the first sale of the securities in Maryland under the offering; (v) the Company provided the Securities Division with the name and CRD number, if any, of at least one broker-dealer or issuer agent that will effect transactions in the securities in Maryland; and (vi) the Company paid the appropriate fee of $100 to the State of Maryland. Despite the requirement to file notice with the State of Maryland, the Company made no filing.

     In July 2000,  the Company  issued 10,000 shares of its Common Stock to one
(1) individual in exchange for a client list of computer service customers, the remainder of the previously contracted for but unissued shares (943,750) in connection with the CC acquisition, 13,166 shares to one (1) past employee for out-of-pocket expenses, 90,000 shares to one (1) investor for $30,000, 8,319 shares to one (1) individual for past accounting services rendered, 40,000 shares to one (1) individual who is an active employee as a signing bonus, 58,333 shares to Maurice Mallette, the Company's current Interim Vice President, President of CC and a Director in exchange for $17,500 and 75,000 shares to one
(1) individual for his services as a headhunter who brought potential employees to the Company. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section R14-4-140 of the Arizona Code, Section 25102(f) of the California Code, the Nevada Exemption and Section 211(b) of the Pennsylvania Code.

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

     For purposes of Section 25102(f) of the California Code, the facts upon which the Company relied are: (i) shares were sold to not more than thirty-five
(35) persons, including persons not in California; (ii) all purchasers had a preexisting relationship with the offeror or its officers, directors or by reason of business or financial experience or by reason of their professional advisors had the capacity to protect their own interests; (iii) each purchaserrepresented that they were purchasing for their own account and with a view to or for sale in connection with any distribution; and (iv) the offer and sale were not accomplished by the publication of any advertisement.

     The facts relied upon to make the Pennsylvania Exemption include the following: (i) the Company filed a completed SEC Form D with the Pennsylvania Securities Commission, Division of Corporate Finance; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company paid an appropriate filing fee.

     In August 2000, the Company executed a Promissory Note in favor of Barry Zemel in the principal amount of $50,000. The note bears interest at a rate of twelve percent (12%) per annum and matures March 1, 2001. In connection with the loan, the Company issued 350,000 shares of its Common Stock to Mr. Zemel. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section R14-4-126 of the Arizona Code.

     The Company relied upon Section R14-4-126 of the Arizona Revised Statutes for several transactions. The facts relied upon to make the Arizona Exemption include the following: (i) units were sold to less than thirty-five (35) persons; (ii) each purchaser who was not an accredited investor either alone or with purchaser representative had such knowledge and experience in financial and business matters sufficient to evaluate the merits and risks of the prospective investment; (iii) the bad boy provisions of the rule apply to neither the Company nor its predecessors or affiliates; and (iv) neither the issuer nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising; (v) the Company filed a completed SEC Form D with the Arizona Corporation Commission signed by a person duly authorized by the issuer; (vi) the Forms were filed not later than 15 days after the first sale of the securities in Arizona; (vii) the Company paid an appropriate filing fee of $250.00 to the Arizona Corporation Commission.

     In August and September 2000, the Company sold a combined 352,322 shares to two (2) investors for a total of $51,161. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 25102.1 of the California Code and Section 10-5-9 (13) of the Georgia Code.

     The facts relied upon to make the California Exemption include the following: (i) the Company filed a completed SEC Form D with the California Department of Corporations; (ii) the Company executed a Form U-2 consent to service of process in the state of California; (iii) the Forms were filed not later than 15 days after the first sale of the securities in California; and (v) the Company paid the appropriate filing fee.

     The facts relied upon to make the Georgia Exemption available include the following: (i) the aggregate number of persons purchasing the Company's stock during the 12 month period ending on the date of issuance did not exceed fifteen (15) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by a public solicitation or advertisement; (iii) each certificate contains a legend stating "These securities have been issued or sold in reliance of paragraph (13) of Code
Section 10-5-9 of the Georgia Securities Act of 1973 and may not be sold or transferred except in a transaction which is exempt under such act or pursuant to an effective registration under such act"; and (iv) each purchaser executed a statement to the effect that the securities purchased have been purchased for investment purposes. Offerings made pursuant to this section of the Georgia Securities Act have no requirement for an offering memorandum or disclosure document.

     In November 2000, the Company issued 206,500 shares of its restricted Common Stock to four (4) persons. Two (2) of the persons receiving a total of 200,000 shares, were given the shares as a hiring bonus. The other two (2) persons receiving a total of 6,500 shares, were given the shares in lieu of salary. For such offering the Company relied upon Section 4(2) of the Act, Rule 506, Section R14-4-140 of the Arizona Code.

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

     In November 2000, the Company issued 200,000 shares of its Common Stock to Ford Williams, the Company's current Secretary, Treasurer and a Director, for services rendered to the Company. For such offering, the Company relied upon
Section 4(2) of the Act, Rule 506 and Section R14-4-140 of the Arizona Code.

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

     In December 2000, the Company issued a total of 50,000 to three (3) persons, pursuant to subscriptions received in 1998 which were inadvertently never processed. A total of $15,000 was raised pursuant to these three (3) 1998 subscriptions. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Rule ###-##-#### of the Oregon Code. No exemption was necessary to the Canadian investor.

     The facts relied upon to make the Oregon  Exemption  include the following:
(i) the Company filed a completed SEC Form D with the Oregon Department of Consumer & Business Services, Division or Finance and Corporate Securities; (ii) the Form was filed not later than 15 days after the first sale; and (iii) the Company paid an appropriate filing fee based on the amount of the offering.

Item 6.   Management's Discussion and Analysis of Operations

Overview

     The financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") and that of its wholly owned subsidiaries Net Express, Inc. and Cartridge Care, Inc.

     OneSource survived a very difficult year that is best described as a period of consolidation and re- birth. The substantial loss for the year ended December 31, 2000 resulted from a number of circumstances that can be summarized as follows:

     o Operational problems encountered in the Company's Maintenance and Installation/Integration divisions;
     o    Excessive General and Administrative costs,
     o    Costly short-term borrowings; and
     o    Lost revenues from terminated maintenance contracts.

     In spite of these problems, most of which were related to internal circumstances the Company has not only survived but has substantially rectified the circumstances that contributed to the poor results for fiscal 2000. Further, the Company has not encountered any adverse business conditions specifically related to its business lines or market impediments limiting OneSource's ability to secure new business during fiscal 2001. Moreover, the Company has successfully demonstrated in the past that its unique "single-source" delivery approach to the industry is well accepted in the market place.

     The operational difficulties encountered during fiscal 2000 are the result of a number of internal problems and certain one-time restructuring endeavors undertaken during the second half of fiscal 2000 to streamline and better synergistically integrate the Company's three operating divisions into a single cohesive and efficient whole. Consequently the Company's business plans and management continue to anticipate significant increases in the Company's business and scope of practice over the next five-years. This will be accomplished through;

     * Completing the restructuring and turnaround initiatives started in 2000;
     *    Improving operational management;
     *    Substantially expanding sales and marketing activities and personnel;
     *    Upgrading internal information and communication infrastructures;
     *    Reducing overall General and Administrative costs; and,
     *    Securing additional equity investment capital.

     During the year ended December 31, 1999 the Company acquired two companies in order to extend OneSource's core long-term maintenance services business. In April 1999 the Company acquired all the outstanding stock of Net Express, Inc., an Arizona corporation engaged in the local area network integration business. In September of that year the Company acquired all the outstanding stock of Cartridge Care, Inc., an Arizona corporation engaged in the remanufacturing of printer/copier toner cartridges. Both acquisitions were effected with issuance of stock. Net Express was accounted for as pooling of interests and Cartridge Care was accounted for as a purchase. Accordingly the results of Net Express' operations and financial condition are included in the Company's consolidated results for the full two years ended December 31, 2000. The results of operations of Cartridge Care on the other hand are only included since September 30,1999 its date of purchase.

     These acquisitions contributed approximately of thirty-five percent (35%) and twenty percent (22%) of consolidated revenues in the years ended December 31, 2000 and 1999 respectively.

     In July 1999 the Company successfully filed a "business process apparatus" patent application (S/N 09/395,071) with the United States Patent Office for its OneSource Flat-Rate Blanket Maintenance System (TM). This application, consisting of eight (8) claims related to proprietary processes and methodologies developed by the Company is still pending at December 31, 2000 and legal counsel believes the Company has a more likely than not chance of being granted the patent.

Results of Operations

OneSource is engaged in delivering important equipment technology support services for information technology and industry specific equipment devices used in business, government and education on an outsourcing basis. The Company's service and product offerings are aligned in three closely related and complimentary business lines, including;

     *    Long-term equipment maintenance services;
     *    Equipment installation and integration services; and
     *    Equipment consumable supplies distribution.

     The Company's primary customer profile is companies in the a) banking and financial services and b) retail industries. Though OneSource's service and product offerings can be readily applied in any industry, these two are emphasized because of the significantly greater number of equipment technology items used in banking and retail companies compared to other businesses. Like companies in other industries, banking and retail enterprises use large numbers of general business equipment such as copiers, facsimiles, PCs and peripherals, but in addition they also utilize significant quantities of industry specific machines like coin/currency counting and handling machines, check processing and encoding equipment and ATMs in banking and point-of-sale (POS) scanner and register systems in retail. The Company's economies-of-scale are maximized in situations where there are great concentrations of equipment at customers' sites, hence its focus on these industries.

     Overall consolidated results for the year ended December 31, 2000 were poor in most respects; maintenance division revenues were largely flat compared to fiscal 1999, the installation division flopped and costs in all categories significantly increased in the year ended December 31, 2000 compared to 1999. The lone bright spot in fiscal 2000 was the contribution made by the supplies distribution division, (Cartridge Care).

     The following table sets forth selected consolidated operating results of OneSource for the years ended December 31, 2000 and 1999.

    Summary Income Statement                          2000             1999
-------------------------------------------------  -------------     -------------
Operating Revenues                                     3,229,389         2,476,884
Cost of Revenues                                       2,242,176         1,484,096
Gross Margins                                            987,213           992,788
Selling, General and Administrative Expenses           2,077,990         1,171,874
Operating Loss                                       (1,090,777)         (179,086)
Other Income and (Expense)                             (202,560)          (24,021)
Income (Loss) before Extraordinary Gain              (1,293,337)         (203,107)
Extraordinary Gain                                        58,474                 -
Income (Loss) before Taxes                           (1,234,863)         (203,107)
Income Benefit                                         (106,297)          (17,766)
Net Loss                                             (1,128,566)         (185,341)

Operating Revenues

Total consolidated revenues increased $752,505 or 30% in the year ended December 31, 2000 compared to 1999 but substantially all the increase is the result of including the supplies distribution division, (Cartridge Care) for a full year in fiscal 2000 versus only the post acquisition final three months of 1999. Even though overall revenues were up in the year ended December 31, 2000 compared to 1999 total revenue results were disappointing due to;

     *    Cancellation of a major equipment maintenance contract;
     * Discontinuance of a significant sub-contractor commitment with another maintenance provider; and
     * Lack of any new maintenance services and installation customers in fiscal 2000.

The following table shows the amounts each line of business contributed to consolidated revenues for the years ended December 31, 2000 and 1999.

    Business Line Revenue Mix                          2000        %       1999       %
------------------------------------------------  ------------ --------  --------  -------
Equipment Maintenance and Service Revenues           2,092,540    65     1,983,166    80

Equipment Sales and Integration Revenues               267,728     8       341,548    14

Equipment Parts and Supplies Revenues                  869,121    27       152,170     6

Total Business Line Revenues                         3,229,389   100     2,476,884   100


Equipment Maintenance Services

     Maintenance revenues modestly increased 6% in the year-ended December 31, 2000 compared to 1999. The increase was the result of including the maintenance services of Cartridge Care for the entire year of 2000 (approximately $100 thousand) and the adding of a number of contract addendums with a major customer for new service revenues (approximately $200 thousand annualized). These increases however were offset by declines in annualized maintenance revenues of about $600 thousand. Timing of these increases and decreases account for the net increase for the year ended December 31, 2000 compared to 1999.

     On a percentage contribution basis, maintenance services accounted for sixty-five percent (65%) of total revenues in the year ended December 31, 2000 compared to eighty percent (80%) for the year ended December 31, 1999. A primary reason for the decline is the result of the significant increase in the supplies division revenues in the year ended December 31, 2000 compared to 1999 because of including a full year of operations for that division in fiscal 2000 versus only three months in 1999. Partially offsetting these results, the installation services division contribution declined to eight percent (8%) of consolidated revenues in fiscal 2000 from fourteen percent (14%) in the year ended December 31, 1999.

     The Company's annualized contract service revenues declined slightly from approximately $2.0 million at the end of 1999 to about $1.7 million at December 31, 2000. This is the result of the cancellation of a large service contract by a major customer (approximately $450 thousand annualized) and the termination by OneSource of a third party sub-contracting relationship with another service company (about $200 thousand annualized). The contract cancellation was the result of a customer electing to provide its own maintenance services in-house and was not because of unsatisfactory service delivery quality on the part of OneSource. The Company terminated the sub- contracting relationship because of serious disruptions it caused in the Company's internal service delivery processes.

     At December 31, 2000 retail industry customers accounted for about seventy-six percent (76%) of maintenance revenues with about twenty percent (20%) derived from banking clients and four percent (4%) from other industries and governmental customers. This compares to seventy-four percent (74%) from retail, twenty-three (23%) from banking and three percent (3%) from other in the year ended December 31, 1999.

     The Company ended the year 2000 with a total backlog of renewable contract service revenues of approximately $3.1 million. In addition to long-term contract equipment service the Company also performs on-call time and materials service work that amounted to less than 10% of total service revenues for the years ended December 31, 2000 and 1999. This reflects the Company's continuing focus on increasing renewable contract services at the expense of unsolicited on call work.

Equipment Installation and Integration Services

     Fiscal 2000 represented a period of realignment and refocusing of this division's operations. At the time of its acquisition in 1999 this division (Net Express) was engaged in small local area network equipment sales and integration services. Since that business is highly competitive and fragmented and traditionally yields very low margins, the Company refocused the division toward large-scale installation projects in support of the Company's large maintenance service customers in early 2000. Prior to acquiring the division OneSource had to pass on a number of opportunities to provide equipment installations services for two of its large retail accounts.

     The intent therefore of the merger was to meld the division's installation/integration core competencies with the Company's large project specific equipment installation opportunities, which can be very lucrative and profitable. While progress was made in this regard by the end of 2000, the disruption caused in effecting the realignment during the year seriously eroded the division's revenue contribution for the year ended December 31, 2000 compared to 1999. Revenues for the division decreased $74 thousand or twenty-two percent (22%) for the year ended December 31, 2000 compared to 1999.

     Contributing to this decline was a number of management glitches during the transition wherein division personnel unwittingly spent time researching other market niches instead of focusing on selling installation services to existing and/or prospective customers. This led to excessive spending per sales dollar generated and forced a number of mid-year layoffs. Management continues to be committed to the installation and integration business and views it as very complementary to its renewable maintenance services. By the end of fiscal 2000 management's intended refocus on installations for existing customers was succeeding and going into fiscal 2001 the division has a number of installation assignment proposals pending for potential equipment maintenance customers consistent with the Company's original vision for this division.

     Going forward management is also committed to increasing sales of industry specific (banking and retail) equipment as part of the installation division's large-scale installation assignments in both its retail and financial service industry markets. This will be accomplished through the Company's in- house equipment sales function as well as alliances with equipment dealer/distributor organizations in those industries. Margins on this type of equipment can be double or triple the margins traditionally realized from PC and peripheral equipment sales.

Consumable Supplies Distribution

     This division was the lone bright spot operationally for the Company during the year ended December 31, 2000. Compared to the prior year, the acquisition of this division, (Cartridge Care) contributed nearly all (95%) of consolidated revenue growth with the inclusion of a full year's results in fiscal 2000 versus only 3 months of post acquisition results in fiscal 1999. Equipment supplies sales accounted for twenty-seven percent (27%) of total consolidated revenues for the year ended December 31, 2000 compared to only six percent (6%) in 1999. While some operational and management information disruptions occurred in early 2000 from the integration of the new division into consolidated operations these were largely rectified by mid-year through a change in leadership.

     The new management team streamlined order entry and manufacturing procedures in the second half of fiscal 2000 and labor costs per unit and overhead expenses decreased accordingly for the division. Targeted sales programs were implemented late in the year and cash flow and profit contributions from this division greatly improved by year-end December 31, 2000. Going into fiscal 2001 the division is focusing on larger clients consistent with the Company's overall customer profile to add to its present Fortune 1000 list of customers. Doing so will transition the division's customer mix away from numerous small local customers to fewer large volume users. For the year ended December 31, 2000 approximately thirty-six percent (36%) of division revenues were derived from Fortune 1000 type customers versus about twenty-five percent (25%) for the year ended December 31, 1999.

     Prospectively management also anticipates substantially expanding this division's operations by targeting existing contract maintenance customers and by channeling a greater proportion of its distribution through the Internet. In this regard a new e-commerce portal, GOINK.com, was introduced in fiscal 2000 as the division's on-line Internet fulfillment delivery system. This site was available to anyone on the Internet in addition to the Company's customer base. During trials, it became apparent that the site was geared primarily to consumers and retail customers ("business to consumer" customers (BtoC)) and not sufficiently robust for business-to-business (B2B) distribution the Company had intended. Accordingly the Company is presently engaged in revamping the website to afford the scalability desired for the Company's B2B objectives and anticipates having the new site fully operational by the end of the second quarter of fiscal 2001.

Profit Margins

     Absolute gross margin dollars were largely flat for the year ended December 31, 2000 compared to 1999 but consolidated margin contribution for the year ended December 31, 2000 dropped significantly to thirty-one percent (31%) from forty percent (40%) for the year ended December 31, 1999. This decline was the result of a number of things, but primarily;

     * Continuing maintenance service parts inventory and logistics problems throughout 2000;
     * Staffing dislocations in field service operations resulting in excessive overtime costs;
     * The collapse of the installation and integration division's operational results; and
     *    One-time employee stock grants for prior years service.

The following tables shows gross margin results for each division for the years ended December 31, 2000 and 1999:

       Business Line Gross Profit            2000    Gm%    1999     Gm%
---------------------------------------- ---------  ----- --------- -------
Equipment Maintenance and Service          656,189    31    892,058  45
Equipment Installation and Integration       8,235    3      36,186  11
Equipment Supplies Distribution            322,788    37     64,544  42
Total Business Line Gross Profit           987,213    31    992,788  40

Equipment Maintenance Services

     The maintenance division's fourteen percent (14%) decline in gross margin percentage for the year ended December 31, 2000 compared to 1999 is significant and reflects a number of problems incurred in the division's operations. Service parts inventory and logistics and significant field service overtime account for much of the decline in the face of essentially level revenues year over year. Inventory control and parts procurement and shipping problems that surfaced in late 1999 continued through much of fiscal 2000. By the end of the fourth quarter however the problems were appropriately identified and corrective actions initiated. The impact on margins during fiscal 2000 though of these problems was the absorption of approximately $190 thousand in overtime charges, excessive parts shipping costs and productivity impediments and about $150 thousand in inventory adjustments during the last two quarters of fiscal 2000.

     Strides made in controlling shipping costs and overtime contributed to improved margins by the end of December 2000 yet, new procurement systems and personnel are needed to completely overcome the inventory and logistics accountability problems. New management was installed in the last two months of fiscal 2000 and a priority objective of the Company is to have a new information and communications infrastructure platform in place and fully operational by the end of the second quarter of fiscal 2001. Notwithstanding the foregoing, management still believes that once these changes are fully implemented that the corporate goal of a target margin rate of 50% is attainable in the maintenance services division.

     Given the tighter integration of the Company's three divisions' operations that was well under way at the end of fiscal 2000 opportunities to cross-sell services and equipment supplies among the three are greater now than before and management's intention is to expand revenues from existing customers in this manner as well as aggressively go after new accounts in each business segment. At the end of fiscal 2000 for example less than ten percent (10%) of the Company's supplies volume was shipped to the Company's other division customers. Similarly less than five percent (5%) of maintenance services were derived from other division's customers in the year ended December 31, 2000.

Equipment Installation and Integrations Services

     Installation and integration division margins obviously were a flop for the year ended December 31, 2000 compared to 1999. Following the division's acquisition in early 1999 it continued its theretofore local area network equipment sales and integration operations through the end of that year. In early fiscal 2000 though management redirected the division's scope of practice away from small network installation projects and into large-scale equipment implementation projects in support of OneSource's customer profile of large regional and/or divisions of national banking and retail companies. Doing so will more tightly integrate the Company's operating divisions and at the same time enable sales and marketing endeavors to more readily penetrate new customer opportunities.

     During 2000 this division had a number of failed false starts that substantially disrupted division operations. Consequently management cleaned house in the second half of 2000. Personnel changes were made and its customer mix was redirected to synergistically align with the Company's core business operations. In the end the division contributed a loss of approximately $164 thousand for the year ended December 31, 2000. The good news though is the refocused division was able to propose on a couple of significant new business opportunities for new equipment implementation projects at the end of the year for potential fiscal 2001 work.

Consumables Supplies Distribution

     The consumable supply division's margin percentage declined five percent (5%) in the year ended December 31, 2000 compared to 1999. Margins on purchased cartridges average thirty to thirty-five percent (30 to 35%) whereas margins on in-house manufactured ones average forty to fifty percent (40% to 50%). Resulting margins therefore are a function of the product mix between in-house versus outside purchased cartridge shipments and the division had a greater proportion of the former in fiscal 2000. Competitive pricing required to garner positions at a number of the division's Fortune 1000 accounts also impacted overall margins unfavorably. Finally the division absorbed about $40 thousand of product shipments and other costs related to the GOINK.com web portal during the testing phase of this site which had the effect of depressing overall division gross margins.

     Anticipated future margins in the supply division therefore are expected to increase in fiscal 2001 to the thirty-five to forty percent range as expansion continues and shipment mixes are refined in support of the greater customer base. Management believes a greater proportion of purchased cartridges will be required though to support the expected expansion of this division, particularly in the on-line Internet fulfillment site once it comes on line in the second half of fiscal 2001.

General and Administrative Costs

     General and Administrative costs ballooned ninety-five (95%) to a total of $1.8 million for the year ended December 31, 2000 compared to $942 thousand in 1999. The following table details the significant cost categories;

  General and Administrative Expenses       2000         %       1999
--------------------------------------     ----------- ------ ----------
General & Administrative Payroll            651,501      34     486,034
Legal and Professional Fees Paid            220,736      218     69,453
Facilities                                  222,869      49     149,704
Medical and Casualty Insurance              185,441      159     71,641
Payroll Taxes Paid                          167,044      100          -
Telecommunication Expenses                   83,881      100          -
Bad debts expense                            58,866      100          -
Travel & Entertainment                       99,012      50      66,098
Other                                       152,094      20      99,482
Total General and Administrative Expense  1,841,444      95     942,412

     This aspect of the business is where the disparate effects of the Company's business units was most apparent and where costs were most out of line. Total general and administrative costs as a percent of total revenues exploded to fifty-seven percent (57%) in fiscal 2000 compared to thirty-eight percent (38%) in 1999. Accordingly much of management's attention in fiscal 2000 was directed to this portion of the business in order to streamline and better integrate overall operations and reduce administrative costs.

     Much of the thirty-four percent increase in general and administrative payroll during the year ended December 31, 2000 compared to 1999 related to salaries of a number of people held over from the acquisitions in 1999 that were eliminated in the second half of 2000 as part of the restructuring and integration program. They represented redundant positions and/or unnecessary slots following the realignment and consolidation of the three divisions into the new synergistic whole. The balance related to certain other administrative personnel that were added in the second half of fiscal 1999 in anticipation of the increased level of operations but with the loss of a significant maintenance contract in mid fiscal 2000 and related operational problems in that division these individuals were also eliminated in the last half of fiscal 2000.

     Legal and professional fees increased substantially as a result of a) higher legal and accounting fees and b) use of consultants and temporary personnel and other professionals (approximately $80 thousand) that were engaged to define and implement the Company's restructuring plans intended to synergistically integrate the operating divisions and improve overall operations. In fiscal 2000, several mid-level managers and technical specialists were laid-off. Either their skills duplicated others in the Company or their contribution didn't warrant continued employment. As a result, consultants were used at times in order to bridge the gap between terminated employees and subsequently hired replacements.

     Higher professional fees also related to additional work required in connection with the Company's public filings and professional matters related to the restructuring (approximately $35 thousand) and funding fees paid to consultants (approximately $30 thousand) in connection with capital raises.

     Most of the increase in facilities costs for the year ended December 31, 2000 compared to 1999 is due to costs related to relocating and combining all the Company's headquarters and Arizona operations into new facilities in the Scottsdale Airpark in the last quarter of 1999. Higher rents and related utilities associated with the larger facilities contributed to the increase.
This was partially offset by the elimination of small separate Company facilities in Utah and Nevada.

     Medical insurance and employee benefit increases are a function of the Company going to a PEO leasing company for all its employees in the second quarter of fiscal 2000. As part of this move the Company incurred significantly higher medical benefits and workman's compensation costs. This change was made to help assure that the Company is in compliance with all regulatory reporting and filing requirements and that all employees were appropriately and uniformly covered throughout the Company's disparate geographic reach.

     Casualty insurance costs were also greater in the year ended December 31, 2000 compared to 1999due to the Company's new facilities at its Scottsdale location and additional vehicles added in fiscal 2000.

     Most of the bad debt write off occurred in the installation and integration where a number of jobs in that division encountered operational delivery problems during the divisions restructuring which resulted in a number of customer issues making it difficult or unlikely to collect for all the services rendered. A small amount of receivables were also reserved for in the supplies division.

Selling Expenses

Selling Expenses                        2000        %          1999
---------------------------------- -----------  ---------- -------------

Sales and Marketing Compensation      191,545      (6)       205,025

Selling & Service Expense              22,969      150         3,286

Advertising & Promotion                14,103       55         9,101

Meals & Entertainment                   4,867      (58)       12,050

Trade Shows                               281      100             -

Total Selling Expense                 233,765       2        229,462

     Selling expenses increased slightly by 2% in the year ended December 31, 2000 compared to the same period in 1999. The essentially flat level of expenditures reflects the disruption and conflicted sales activity in fiscal 2000 because of restructuring in the department. The effect of this restructuring is well documented with the lack of new maintenance and installation business during all of fiscal 2000. The overall sales effort in fiscal 2000 is best characterized by a number of false starts and failed strategies.

     At the outset of the year each division had separate sales plans and in some ways competed with each other. Further, the lone sales professional in the Company's maintenance services division quit in the first quarter of 2000 due to family reasons leaving that unit without any active outbound sales initiatives. Without this senior salesperson and the conflicting sales objectives of the three divisions the Company lost sales momentum and went the entire year without any appreciable new sales department generated business.

     Additional time was lost with a failed a new sales director that was hired in the second quarter of fiscal 2000 to orchestrate a cohesive sales strategy and unify sales and marketing programs for the mutual and integrated benefit of each business unit. When this endeavor failed in the third quarter of fiscal 2000 the entire sales team was terminated. The former seasoned salesperson's family situation improved and he was rehired at the end of 2000 and assigned to direct the new unified plans. Two other professionals were hired late in the fourth quarter of fiscal 2000 and management believes that overall sales activity and results will significantly improve in fiscal 2001. A key factor in the new program includes engaging experienced professionals with the ability to cross sell each division's product lines supported by an aggressive advertising and industry PR campaign.

Operating Losses

     The substantial increase (480%) in operating loss for the year ended December 31, 2000 compared to 1999 is the result of a number of operational problems in two of the Company's operating divisions and a significantly disproportionate increase in general and administrative costs. The following table summarizes the totals;

    Net Losses                    2000           %            1999
-------------------------  ---------------- -----------  -------------
Operating Losses               (1,087,996)       480         (179,086)
Interest Expenses                (188,576)       679          (24,195)
Other expenses                    (16,765)        na              174
Extraordinary Item                 58,474         na                -
Taxes benefit                     106,297        508           17,766
Net loss                       (1,128,566)       477         (185,341)

     Most of the operating loss occurred in the maintenance services and installation-integration divisions. While the supplies distribution division also ended the year with a loss the balance of the loss resulted from excessive administration costs ($540 thousand) and result-less sales and marketing expenditures ($150 thousand). Staffing overtime, unwarranted shipping costs and inventory and logistics problems in the maintenance division were the culprit there and the transition and realigning activities in the installation division were responsible for that division's high losses. A bloated administrative function for much of fiscal 2000 and significantly higher professional fees and employee benefits pushed general and administrative costs unacceptably higher.

Other Income and Expenses

     Interest expense increased for the year ended December 31, 2000 compared to 1999 because of increases in outstanding interest bearing debt. Also contributing to the substantial increase was the financing costs ($150 thousand) incurred in arranging and securing certain short-term funding tranches. The Company also experienced an increase in payment penalties and interest charges associated with vendor purchases because of operational disruptions during fiscal 2000 compared to 1999.

Liquidity and Capital Resources

The following table sets forth selected financial condition information as of December 31 2000 and 1999:

Balance Sheet -                              2000                 1999
------------------------------------    ----------------    -----------------
   Working Capital                        ($833,076)              $64,049
   Total Assets                          $1,484,186            $1,715,486
   Debt Obligations                        $587,635              $473,126
   Shareholders' (Deficit) Equity         ($394,608)             $335,880

     While the residual of the 1999 private capital funding commitment was funded in the second quarter of fiscal 2000 continuing operational problems throughout much of fiscal 2000 caused the Company's cash burn-rate to escalate to in excess of $100 thousand per month in June and averaged almost $80 thousand per month through all of the second and third quarters. This cash short fall was finally arrested and reduced to about $20 thousand a month by year-end 2000 but not before it was necessary to secure additional funding while management grappled with restructuring and realigning operations to bring them to profitability. To do so in light of the Company's then diminished liquidity capacity some new equity capital was invested but most of the new capital was in the form of short-term borrowings, which increased by $393 thousand compared to total short-term debt as of December 31, 1999.

     Further, the short-term lenders required "equity sweeteners" as part of the deals, which further increased the cost of the short-term borrowings. This increase in short-term obligations is a primary reason for the sharp decline in working capital at December 31, 2000 compared to 1999 and the negative current ratio at December 31, 2000 of .47% versus a positive 1.06 at December 31, 1999. The financing cost of these funding rounds is also a significant contributor (approximately $150 thousand) to the Company's loss for the year ended December 31, 2000.

     Also contributing to the diminished working capital ratio at December 31, 2000 compared to 1999 is the liability of $591 thousand in current liabilities representing the obligation for shares of the Company's stock that were subscribed during the year ended December 31, 2000 but were not yet issued at that date. This obligation also had the negative effect of significantly decreasing Paid In Capital and pushing the Company's Stockholders' Equity balance into a deficit at December 31, 2000.

     Notwithstanding the foregoing however, two of the liabilities making up total current liabilities, "Obligation for common stock to be issued" of $592 thousand and "Deferred revenue" of $144 thousand are non-cash in nature and accordingly have no cash flow impact on working capital. If these two items were excluded from the working capital ratio calculation on a pro forma basis, the pro forma working capital ratio would be a negative .89 or a ninety percent (90%) improvement.

     Further contributing to the decreased working capital position at December 31, 2000 compared to 1999 is the decrease in current asset balances at December 31, 2000. Accounts receivable and inventory were down from their previous levels at December 31, 1999 due to restructuring activities implemented in the second half fiscal 2000 to correct operational problems. By year-end 2000 these turn around efforts had sufficiently taken effect as to result in improved accounts receivable collections and inventory control, both balances of which were lower at December 31, 2000 compared to 1999 by thirty-eight percent (38%) and twenty-six percent (26%) respectively.

     While current liabilities increased slightly (9%) as of December 31, 2000 compared to 1999 all of the increase was due to short-term borrowings. Every other current liability balance decreased at December 31, 2000 compared to 1999 except accounts payable, which essentially remained the same. Accounts payable remained the same largely because of a number of year end accruals and adjustments recognized as a result of legacy issues related to the Company's turnaround initiatives. Accruals and other liabilities declined by thirty-eight percent (38%) at December 31, 2000 compared to 1999 as a result of the Company's improved regulatory compliance efforts that were implemented in the second quarter of 2000. Deferred revenue is down by thirty-one percent (31%) at December 31, 2000 compared to 1999 because of the mix of contract maintenance agreements in place at December 31, 2000 compared to.

     At year-end December 31, 2000 the Company was negotiating with its short-term debt holders to extend due dates and payment terms in order to provide the Company sufficient time to complete its turn around programs and improve cash flow and profits. At March 31, 2001 the Company and holders of four of the Company's notes payable that were due in March and June of 2001 entered into Note Deferral and Extension Agreements wherein each note holder agreed to defer all principal payments until July 15, 2001, where upon the Company has agreed to make a twenty-five percent (25%) principal payment to each note holder and the notes' due dates will extend to July 15, 2002. At the same date (July 15, 2001) the Company will begin making level monthly principal and interests payments over the remaining twelve-month period of the notes. As part of the agreements the Company has agreed to an increase in the interest rates of the notes from their stated twelve to fourteen percent (12% to 14%) to eighteen percent (18%).

     Although the Company's operations have significantly improved over the past six months negative cash flows of approximately $20 thousand per month continued into 2001. With most of the defined turn around improvements in place at December 31, 2000 though, management anticipates that the Company will achieve breakeven cash flows in the second quarter of 2001. This will be accomplished through a combination of continued cost reductions and increased revenues until this time the Company has secured bridge financing for $1000 thousand from an existing investor and is negotiating with other for additional back bridge financing to carry the Company to breakeven status.

     The Company is also engaged in negotiations with several investment banking firms and advisors with the intent of securing equity funding of $1 to $3 million during fiscal 2001. A number of these negotiations have progressed sufficiently to the point where once the Company's stock is elevated to listing on NASDAQ's OTC BB one or more of these firms are anticipated to commit to the anticipated funding. Company management expects to complete all necessary application and regulatory requirements for OTC BB listing by the end of the second quarter of fiscal 2001.

     To improve the Company's financial position the Company and a group of investors executed an agreement on March 4, 2000 the Company and group of investors executed an agreement with PF Holdings, Inc. (PF) to purchase the promissory note held by PF with a face value of $285,000 and accrued interest of $36,972 for $150,000 in cash provided by the investors and 175,000 shares of the Company's common stock with a fair market value on March 4, 2000 of $93,438. The investors purchased 643,944 shares of the Company's common stock for $150,000. The proceeds in turn, together with the 175,000 shares, were used in the settlement of the debt. The carrying amount of the debt exceeded the $243,438 combined value of the consideration given to settle the debt, resulting in a gain of $58,474 net of income taxes of $4,911.

     At December 31, 2000 the Company had accrued delinquent payroll taxes, penalties and interest of approximately $120 thousand down from approximately $210 thousand at the end of 1999. While the Company is current in payment of all its payroll tax liabilities and has been throughout all of the year ended December 31, 2000 the IRS has been applying payments made toward the liability to the earliest periods and in so doing has been showing the current periods delinquent, when in fact they are not. The Company therefore is contesting this practice with the IRS in order to eliminate the false perception that the Company is delinquent and to prevent the application of cash payments to earlier quarters causing a compounding of penalties and interest.

     These liabilities relate to unpaid withholding taxes that were assumed as part of the LBO in 1997 and two additional tax periods in 1998 and 1999. Most of the total amount due consists of assessed penalties ($50 thousand) and interest ($60 thousand). The Company has an installment agreement in place with the IRS wherein it makes monthly payments of $10 thousand or more against this liability. Once the balance is paid the Company will apply for abatement of the penalties and request a refund of them. Based on present arrangement with the IRS, management believes that the Company will be able to successfully liquidate this liability without incurring any adverse effects on the Company's financial condition from actions of the IRS.

     During 1999 the Company completed two acquisitions with the issuances of shares of the Company's Common stock. While both transactions were completed with stock the company did incur significant non-operating costs of approximately $90 thousand in the last quarter of fiscal 1999 for facility relocation and other costs of integrating the operations into the consolidated group. The Company may acquire additional companies in the future and will attempt to do so with issuances of the Company's Common stock. To the extent cash is required to finance acquisitions in the future the Company will seek outside capital from investors rather than attempt to finance the cash component from operations.


Item 7 Financial Statements

                The Financial Statements of the Company required by Regulation S-B commence on page F-1 hereof and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants

None.

                          ONESOURCE TECHNOLOGIES, INC.



                     Consolidated Financial Statements as of
                           December 31, 2000 and 1999
                        and Independent Auditors' Report

                          ONESOURCE TECHNOLOGIES, INC.





TABLE OF CONTENTS                                                           PAGE



INDEPENDENT AUDITORS' REPORT                                            F-1


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000                      F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THE TWO
YEARS ENDED DECEMBER 31, 2000 AND 1999                                  F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE TWO YEARS                 F-4
ENDED DECEMBER 31, 2000 AND 1999

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY/(DEFICIT) FOR THE TWO YEARS ENDED DECEMBER 31,
2000 AND 1999                                                           F-6

ACCOMPANYING FOOTNOTES                                                  F-7

                         INDEPENDENT ACCOUNTANTS' REPORT




To the Stockholders and Board of Directors of
           OneSource Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of OneSource Technologies, Inc. as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OneSource Technologies, Inc. as of December 31, 2000, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.




/s/  Marshall & Weber, CPA's, P.L.C.
Scottsdale, Arizona
April 1, 2001

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2000
----------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash                                                                            $      176,441
Accounts receivable                                                                    284,761
Inventories                                                                            273,255
Other current assets                                                                    16,000
 Total current assets                                                                  750,457

PROPERTY AND EQUIPMENT, net of accumulated depreciation ($105,627)                     255,621
DEFERRED FINANCE COSTS                                                                  99,979
GOODWILL, net of accumulated amortization of $23,074                                   251,590
DEFERRED INCOME TAXES                                                                  119,742
OTHER ASSETS                                                                             6,797

TOTAL ASSETS                                                                    $    1,484,186
                                                                                ==============

LIABILITIES AND STOCKHOLDERS" DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                             $      345,890
   Accrued expenses and other liabilities                                              209,348
   Deferred revenue                                                                    144,091
   Bank lines of credit                                                                150,913
   Obligation for common stock to be issued                                            591,831
   Current portion capital leases                                                        9,617
   Current portion of long-term debt                                                   131,844
Total current liabilities                                                            1,583,534

CAPITAL LEASES -- LONG TERM PORTION                                                     11,377

NOTES PAYABLE - LONG-TERM PORTION                                                      283,884

Total liabilities                                                               $    1,878,795
                                                                                --------------

STOCKHOLDERS' DEFICIT

Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued                   -
Common Stock, $.001 par value, 20,000,000 shares authorized, 17,525,566 issued at December 31, 2000 and  3,757,058 subscribed but not issued shares
at December 31, 2000.                                                                   17,526
Paid in capital                                                                      2,082,977
Treasury stock, 500,000 shares $0 cost                                                       -

Stock subscription                                                                 (1,055,000)
Accumulated deficit                                                                (1,440,112)
                                                                                --------------
Total stockholders' equity                                                           (394,609)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $    1,484,186
                                                                                ==============

         The accompany notes are an integral part of this balance sheet.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
----------------------------------------------------------------------------------------------------------
                                                                       2000                  1999
                                                                  ---------------------- -----------------
REVENUE, net                                                      $          3,229,389   $       2,476,884

COST OF REVENUE                                                              2,242,176           1,484,096
                                                                  --------------------   -----------------
        GROSS PROFIT                                                           987,213             992,788

GENERAL AND ADMINISTRATIVE EXPENSES                                          1,841,444             942,412
SELLING AND MARKETING EXPENSES                                                 233,765             229,462
                                                                  --------------------   -----------------

             Operating income                                               (1,087,996)           (179,086)
                                                                  --------------------   -----------------
OTHER INCOME (EXPENSE)
        Interest expense                                                      (188,576)            (24,195)
        Other income                                                           (16,765)                174
                                                                  --------------------   -----------------
             Total other (expense)                                            (205,341)            (24,021)
                                                                  --------------------   -----------------

LOSS BEFORE EXTRAORDINARY ITEM AND INCOME
TAXES                                                                       (1,293,337)           (203,107)

INCOME TAX BENEFIT                                                             106,297              17,766
                                                                  --------------------   -----------------

LOSS BEFORE EXTRAORDINARY ITEM                                              (1,187,040)           (185,341)


EXTRAORDINARY ITEM -- Gain on extinguishment of debt
(net of income taxes of $4,901)                                                58,474
                                                                  --------------------   -----------------

NET LOSS                                                          $        (1,128,566)   $        (185,341)
                                                                  ====================   =================

NET Loss Per Share:
Basic:
        Before extraordinary item                                                  (0)                 (0)
        Extraordinary item                                                          *                   0
                                                                  --------------------   -----------------
                                                                                   (0)                 (0)
                                                                  ====================   =================
Diluted:
        Before extraordinary item                                                  (0)                 (0)
  Extraordinary item                                                                *                   0
                                                                  --------------------   -----------------
                                                                                   (0)                 (0)
                                                                  ====================   =================

Weighted Average Shares Outstanding:
        Basic                                                              14,682,958          11,878,710
                                                                  ====================   =================
        Diluted                                                            14,682,958          11,878,710
                                                                  ====================   =================

        * - Less than $0.01 per share

  The accompanying notes are an integral part of this statement of operations.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
---------------------------------------------------------------------------------------------------------------------------

                                                 Common Stock
                                            -------------------------
                                                                           Stock         Paid-in
                                                                       Subscription      Capital     Accumulated
                                            Shares         Amount       Receivable      (Deficit)      Deficit          Total
                                            -------------- ---------- --------------- --------------------------- ---------------
BALANCE
     DECEMBER 31, 1998                         11,623,281  $   11,623  $          0   $   (358,736) $    (126,205)$      (473,318)
                                            -------------  ----------  -------------  ------------  ------------- ---------------

Stock for Acquired Companies                    1,163,888       1,164                      368,773                        369,937
Stock issued for Notes Receivable               3,124,672       3,125       (925,000)      921,875                            (0)
Stock issued for                                  108,333         108              0        29,892                         30,000
Cash
Investment Group Funding Subscription           2,905,828       2,906       (750,000)      747,094                              0
Funded subscriptions                                                         400,000                                      400,000
Subscriptions funded after 12/31/99                                          220,000                                      220,000
Stock Subcribed not issued                     (3,876,772)     (3,877)                       3,877                              0
Capital Placement Fees                                                                     (25,398)                       (25,398)
Net Loss                                                                                                 (185,341)       (185,341)
Treasury                                         (500,000)       (500)                         500                              0
     DECEMBER 31, 1999                         14,549,230  $   14,549  $  (1,055,000) $  1,687,877  $    (311,546) $      335,880
                                            -------------  ----------  -------------  ------------  -------------  --------------

Stock issued for note conversions               1,270,596       1,271              0       339,806              0         341,077
Stock issued for services                         344,737         345              0       121,948              0         122,293
Stock issued as incentives to employees           848,874         849              0        83,982              0          84,831
Stock issued as consideration for equipment        40,000          40                       19,960                         20,000
Stock issued for cash                           1,285,438       1,286              0       167,414              0         168,699
Stock issued for financing costs                1,391,666       1,392              0       251,616              0         253,008
Previously unissued shares, issued in 2000      1,552,083       1,552              0        (1,552)             0               0
Common stock obligated but not issued          (3,757,058)     (3,757)                    (588,074)                      (591,831)
Net loss                                                                                               (1,128,566)     (1,128,566)
     DECEMBER 31, 2000                         17,525,566  $   17,527  $  (1,055,000) $  2,082,977  $  (1,440,112) $     (394,609)
                                            =============  ==========  =============  ============  =============  ==============

  The accompanying notes are an integral part of this statement of operations.

 .ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                                                       2000              1999
                                                                                ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $   (1,128,566)    $    (185,341)

  Adjustments to reconcile net loss to net cash provided (used) by operations
      Extraordinary gain                                                              (58,474)
      Depreciation                                                                     38,471            30,514
      Amortization                                                                     18,311
      Amortization of deferred financing costs                                        153,029
      Stock issuances to consultants for services                                     122,293            (5,000)
      Stock issuances to employees for services                                        84,832
      Gain on sale of equipment                                                        (7,404)
      Deferred taxes                                                                 (106,297)          (17,766)
      Changes in assets and liabilities (net of acquisitions):
          Accounts receivable                                                         175,360          (163,382)
          Inventory                                                                    95,643          (151,109)
          Deposits and other                                                           81,497            (8,440)
          assets
          Other current assets                                                         18,061           (77,100)
          Accounts payable                                                                171           146,041
          Accrued expenses and other liabilities                                     (129,825)           32,267
          Deferred revenue                                                            (68,726)           11,681
                                                                                ---------------   ---------------
                 Net cash (used) by operating activities                             (711,624)         (387,635)
                                                                                ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                             (27,245)          (44,919)
      Gain on sale of equipment                                                         3,000
                                                                                ---------------   ---------------
          Net cash provided (used) by investing activities                            (24,245)          (44,919)
                                                                                ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net advances on bank lines of credit                                                 62,076            65,837
  Proceeds collected on stock subscriptions receivable                                220,000
  Principal payments on capital lease obligations                                     (14,829)
  Proceeds on notes payable                                                           635,000            24,000
  Principal payments on notes payable                                                (196,328)          (73,737)
  Issuance of common stock (net of capital placement fees)                            168,699           404,602
                                                                                ---------------   ---------------
          Net cash provided (used) by financing activities                            874,618           420,702
                                                                                ---------------   ---------------

INCREASE (DECREASE) IN CASH                                                           138,749           (11,852)

CASH, January 1                                                                        37,692            49,544
CASH, December 31                                                               $     176,441     $      37,692
                                                                                ===============   ===============

  The accompanying notes are an integral part of this statement of operations.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE TWO YEARS ENDED DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                    2000              1999
                                                                                ----------------   ----------------

SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                                           $        31,594    $     17,692
                                                                                ================   ==============



SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
        Conversion of debt to common stock                                      $       341,077
                                                                                ================

        Equipment acquired under capital leases                                 $        23,690    $     65,567
                                                                                ================   ==============

        Equipment acquired by issuance of common stock                          $        20,000
                                                                                ================

        Common stock issued for financing costs                                 $       253,008
                                                                                ================

        Fair value of net assets acquired for common stock                                         $    369,937
                                                                                                   ==============

        Sale of vehicle at net book value for a note, ($20,650 less $14,176                        $      6,474
                                                                                                   ==============

  The accompanying notes are an integral part of this statement of operations.

ONESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2000 AND 1999

1.         ORGANIZATION AND BASIS OF PRESENTATION

OneSource Technologies, Inc. (the "Company") is an information technology equipment maintenance, installation and supplies distribution company. Service work is performed pursuant to renewable term contracts and on-call relationships with customers. The Company's customers are primarily in banking and retail businesses located in the western and southwestern United States.

The accompanying financial statements represent the financial position and results of operations of OneSource Technologies, Inc., Cartridge Care, Inc. and Net Express, Inc. on a consolidated basis. For the year ended December 31, 1999, operating results of Cartridge Care are included for the period from October 1, 1999 its acquisition date, through December 31, 1999. (Note 9)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories consist primarily of used equipment, new and used parts and supplies and are stated at the lower of cost (specific identification) or market. Cartridge Care inventories consist of raw materials and finished goods, that consists of remanufactured toner cartridges. Cartridge Care inventories are stated on a FIFO basis.

Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years.

Goodwill - Costs in excess of the fair values assigned to the underlying net assets of acquired companies are being amortized on the straight-line method over fifteen (15) years.

Revenue recognition - The Company recognizes revenue on contracts pro rata over the term of the contract or when the service is performed pursuant to terms of agreements with customers. Sales of parts and equipment are recognized when shipped or installed. Deferred revenue is recorded for advanced billings and cash receipts prior to revenue recognition under a pro rata basis under the terms of service contracts.

Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Advertising expenses- The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2000 and 1999 were $37,072 and $18,001 respectively.

Financial Instruments - Financial instruments consist primarily of cash, accounts receivable, obligations under accounts payable, accrued expenses, debt and capital lease instruments. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements.

Principles of Consolidation - The accompanying financial statements include the accounts and balances of OneSource Technologies, Inc. and its two subsidiaries Cartridge Care and Net Express. All significant intercompany balances and transactions have been eliminated.

Net Loss per share - Net loss per share is calculated using the weighted average number of shares of Common Stock outstanding during the period.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation - Statements of Financial Accounting Standards No. 123, Accounting for Stock- Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proforma effect of the fair value method is discussed in Note 17.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of -The Company reviews long- lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted, net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000 (as amended). This statement establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 has no significant impact on the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material effect on the Company's revenues or revenue recognition policy.

3.         INVENTORIES

Inventories consisted of the following at December 31, 2000:

      Finished Goods                                       $3,295
      Equipment                                            18,832
      Parts                                               219,666
      Supplies                                             10,236
      Raw Materials                                        12,439
      Manuals, tools and training materials                23,287
Less: Allowance for obsolescence                         (14,500)
Total inventory                                          $273,255
                                                       ==========

There are slow-moving inventories, which consist primarily of parts removed from whole equipment items and stored until needed for future jobs. Costs are allocated to these items as components of the larger piece of equipment from which they were removed. Much of this inventory has been allocated minimum costs and management believes market value exceeds recorded costs.

4.   PROPERTY AND EQUIPMENT


Property and equipment consisted of the following at December 31, 2000:

      Equipment                                             $ 150,859
      Furniture, fixtures and other                           111,408
      Vehicles                                                 55,082
      Leasehold improvements                                   43,899
                                                          -----------
      Total                                                   361,248
Less: accumulated depreciation                              (105,627)
Total  Property and equipment - net                         $ 255,621
                                                          ===========

Depreciation expense for the years ended December 31, 2000 and 1999 was $ 38,471 and $28,892 respectively.

5.         NOTES PAYABLE

Notes payable at December 31, 2000 consist of the following:

Notes payable, collateralized by vehicles, interest from 8%
to 10%, total monthly installments of $987 through May 2002                     $      34,728

Note payable, unsecured, interest at 12%, convertible to stock, at the option of the holder at a rate to be determined at the date of conversion.(at December
31, 2000 this note was convertible into 111,111 shares)                                20,000

Note payable, interest at 12% due in February 2001 secured by trade receivables       100,000

Notes payable, unsecured, interest between 12% and 14% due in full, March, 2001       145,000

Investor long term note, matures in December 2002                                      16,000

Note payable, unsecured, interest at 14% due in October 2001                          100,000
                                                                                ---------------
                                                                          Total       415,728
                                                           Less current portion       131,844
                                                                                ---------------

                                                              Long-term portion $     283,884
                                                                                ---------------

The Company issued 1,391,666 shares of its common stock in connection with certain of the above notes as incentive for the lenders to enter into the debt agreements. The value of those shares totaling $253,000 was deferred and amortized over the terms of the notes.

Notes payable with principal balances at December 31, 2000 of $245,000 were restructured by extension of the original maturity dates. These restructurings occurred subsequent to December 31, 2000. The notes were extended to due dates in 2002., (see Note 19).


Future maturities of principal at December 31, 2000 are as follows:

              2001                 $ 131,884
              2002                   273,331
              2003                     6,611
              2004                     3,942
                    Total          $ 415,728

6.         LINES OF CREDIT

The company has various revolving line of credit agreements with banks totaling $160,000 with interest ranging from 9.75% to 18%. At December 31, 2000 the Company had utilized $150,913 of the credit facilities.

7.         INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended December 31, consisted of the following:


                                             2000               1999
                                             ----               ----
Current tax provision (benefit)            $(504,653)         (67,948)
Deferred tax provision (benefit)             403,257           50,182
Total income tax provision (benefit)       $(101,396)        $(17,766)


Deferred tax assets of $714,000 at December 31, 2000 relate primarily to federal net operating loss carryforwards of $1,697,000, and state operating loss carryforwards of $1,633,000. The carry forwards expire from 200- through 2020. Approximately $31,000 of the deferred tax asset at December 31, 2000 relates to allowances on accounts receivable and inventories. At December 31, 2000 there is a deferred income tax liability of $5,781 that relates to book and tax differences for property, equipment and intangibles. The net deferred income tax asset of $709,000 at December 31, 2000 is substantially offset by valuation allowance of $588,000. The valuation allowance on the net deferred income tax asset increased by $414,000 in the year ended December 31, 2000

Reconciliation of statutory and effective tax rates:              2000                1999
                                                       ---------------------       -------------------
Federal                                               $(440,640)      (34%)         (64,420)     (31%)
State                                                   (84,240)      ( 6%)         (16,240)      (8%)
Valuation allowance                                     414,526        32%           51,928       25%
Miscellaneous                                             8,958         -%           10,966        5%
                                                      $(101,396)      (8)%         $(17,766)     (9)%
                                                   ==============   ========       ============ ======

 8.        LEASES

Operating Leases

The Company leases its facilities under long-term operating leases that expire through 2004. Rent expense under these leases was $108,645 and $98,577 for the years ended December 31, 2000 and 1999 respectively. Remaining minimum annual lease payments under these agreements are as follows:


Years ended December 31:
                             2001                117,330
                             2002                117,140
                             2003                120,490
                             2004                102,700
               Capital leases                   $457,660

 The Company has several capital leases for equipment. Capital lease interest expense was $1,603 and $2,121 for the years ended December 31, 2000 and 1999 respectively. The following presents future minimum lease payments under capital leases by year and the present value of minimum lease payments as of December 31, 2000:


Year ended December 31,                                       :2001
                                                           -----------
                                                           $    18,411
                                                                 3,529
                                                           -----------
       Total minimum lease payments                             21,940
       Less amount representing interest                           946
                                                           -----------
       Present value of minimum lease payments                  20,994
       Current portion                                           9,617
                                                           -----------
       Long-term portion                                   $    11,377
                                                           ===========

Assets capitalized under capital leases total $43,098 and related accumulated amortization is $2,660 at December 31, 2000.

9.         BUSINESS ACQUISITIONS

The Company acquired Net Express, Inc. ("Net Express") on April 15, 1999 by issuing 727,946 shares of the Company's common stock for 100% of the outstanding stock of Net Express. The transaction is accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the combination to include the combined financial position and operating results of the Company and Net Express. The officers and management of Net Express remain with the Company. Net Express is a computer equipment reseller and network integration company.

The following table presents a reconciliation of the net revenues and net loss previously reported by the Company and for the current period prior to the combinations:

                                                                    Period January 1, 1999
                                                 Year ended         to  April 15,1999
                                                 December 31, 1999  (Unaudited)
                                                 --------------     -----------------
Net Revenues:
          OneSource Technologies, Inc            $    1,191,068     $         472,197
          Net Express                                   188,973                98,888
                                   Combined      $    1,380,041     $         571,085
                                                 ==============     =================
Net (Loss) Income:
          OneSource Technologies, Inc.           $      (55,766)    $             936
          Net Express                                     4,152                 3,632
                                   Combined      $      (51,614)    $           4,568
                                                 ==============     =================

For the period prior to the merger there were no inter-company transactions that required elimination from the combined consolidated results of operations and there were no adjustments necessary to conform the accounting practices of the two companies.

The Company acquired Cartridge Care, Inc. ("Cartridge Care") on September 30, 1999. The Company issued 1,163,888 shares of common stock for all the outstanding stock of Cartridge Care. The acquisition of Cartridge Care was accounted for under the purchase method. The $369,937, ($0.318 per share) value of the transaction was determined on the basis of recent private placements of the Company's common stock, taking into consideration contractual and legal restrictions related to these private transactions and management's present assessment of the affect on the value of this transaction of post purchase adjustments currently being negotiated. Following the close of the purchase, OneSource agreed to assume additional liabilities arising from operational losses and relocation costs of Cartridge Care in exchange for the return of a portion of the shares originally tendered, see Note 12. Goodwill of $274,664 associated with the purchase is being amortized over fifteen (15) years. Officers and management of Cartridge Care remain with the Company and Cartridge Care is being operated as a separate subsidiary of OneSource. Cartridge Care is a toner cartridge re-manufacturer.

As part of the purchase certain adjustments were made to the assets acquired and liabilities assumed to state them at their respective fair values at the date of purchase as shown in the following table.

Purchase price                                         $369,937
Allocation of purchase price to -
        Assets acquired                                 213,823
        Liabilities assumed                            (118,650)
Balance of purchase price assigned to goodwill         $274,664

The purchase price contains a contingency whereby the sellers may receive an additional 723,612 shares of the Company's common stock (see Note 12). Those shares are non-voting and are being held in escrow pending the resolution of the contingency.

Had the Cartridge Care acquisition occurred at the beginning of 2000, revenues and net loss would have been $3,186,012 and $191,237 ($0.01 per share) as of December 31, 1999 (unaudited).

10.  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Approximately $ 166,013 of the accounts receivable balance at December 31, 2000 is due from five (5) customers.

The Company has relied upon few investors to fund its cash flow deficiencies. The Company raised net debt and equity capital of $875,000 during the year ended December 31, 2000. Given the current level of the Company's operations the Company will require additional capital to meet its obligations.

11.  EMPLOYEE BENEFIT PLAN

The Company provides benefits through a 401(k) plan for all full time employees who have completed six months of service and are at least 21 years of age. Contributions to the plan are at the discretion of the Board of Directors. The Company made no contributions to the plan for the years ended December 31, 2000 and 1999.

12. COMMITMENTS AND CONTINGENCIES

The purchase agreement for Cartridge Care contains a contingency for an additional 723,612 shares of the Company's common stock to be issued pending resolution of the contingency. The Company is pursuing legal remedies against the original owners for misrepresentations made that materially affect the value of Cartridge Care. The sellers of Cartridge Care have agreed to escrow the 723,612 shares of the Company's stock on the pending the results of the litigation. The ultimate resolution of this matter could result in an increase of the purchase price of Cartridge Care, which would increase the basis of the net assets acquired. The recorded purchase price reflects management's current best estimates of what the final figure will be.

The Company has accrued delinquent payroll taxes, penalties and interest of approximately $120,000 at December 31, 2000. The Company has an installment agreement in place with the IRS wherein it makes monthly payments of $10,000 or more against this liability. Once the balance is paid the Company will apply for a rebate of the penalties and request a refund of them. Based on present arrangement with the IRS, management believes that the Company will be able to successfully liquidate this liability without incurring any adverse effects on the Company's financial condition from actions of the IRS.

The Company had entered into a distribution agreement with a third party to distribute certain hardware and resell related services. The Company cancelled its agreement and is attempting to settle with the third party and customers to which the products were sold. The Company has accrued amounts billed by the third party less the purchase price of returned product. The Company does not believe that the remaining settlement will materially exceed amounts accrued.

The Company has been named in a lawsuit claiming that the developer of a certain website development project was unpaid. The Company has disputed the claim stating that it was not the owner of the website and that it therefore should not be named as an obligor for its development. The amount of the claim is $13,000.

The Company has entered into a dispute with the former owner of Net Express. The dispute relates to certain transactions entered into by the former owner on behalf of Net Express without appropriate management approval. Management believes that all obligations have been recorded. However, the Company is disputing an obligation for $10,000 which was not accrued at December 31, 2000. Management believes that this obligation will ultimately be transferred back to the former owner.

13.  MAJOR CUSTOMERS

           Approximately 41% of the Company's revenue was generated from five customers for the year ended December 31, 2000, the largest customer accounting for approximately 29%. For the year ended December 31, 1999 about 50% of the Company's total revenues were derived from six customers with the largest contributing approximately 25%.

14.  BUSINESS SEGMENTS

The Company's revenues are derived from three closely related and complimentary service and product categories, 1) renewable contract equipment maintenance services, 2) equipment installation and integration services and 3) value added equipment supply distribution. The following table sets forth the salient operating contributions of each for the years ended December 31, 2000 and 1999:

                                 Maintenance      Integration      Supplies       Internal       Total
1999
Revenues                        $  1,971,343      $   339,343     $ 166,198                     $ 2,476,884
Inter-segment sales                    1,693           23,504         3,024        (28,211)
Operating (loss) income             (130,028)          13,376       (62,434)                       (179,086)
Depreciation                          18,100            6,634         5,780                          30,514
Income tax benefit                    17,766                0             0                          17,766
Interest                              20,017            2,803         1,375                          24,195
Property & Equipmt Purch              44,919                0             0                          44,919
Total assets                    $  1,545,991     $     81,873     $ 478,593     $ (390,971)     $ 1,715,486


2000
Revenues                        $  2,106,977     $    257,227     $ 865,185                     $  3,229,389
Inter-segment sales                   15,461           12,565        14,257        (42,283)
Operating (loss) income             (899,005)        (163,122)     (116,811)                      (1,178,938)
Depreciation                          32,687              631         5,153                           38,471
Income tax benefit                    81,057           14,696        10,544                          106,297
Interest                             168,736            8,615        11,225                          188,576
Property & Equip Purch                70,935                -             -                           70,935
Total assets                    $  1,516,456     $     27,003     $ 413,258     $ (472,531)     $  1,484,186


15.  STOCKHOLDERS' DEFICIT

Shares issued to employees and others for services are valued based on consideration of the value of the stock issued and/or the service rendered. Other non-monetary common stock transactions were valued at the trading value of the stock less a 10% reduction for regulatory liquidity restrictions. The following table shows the number of shares issued, the amount recorded as expense and basis of valuation for shares issued for services in 2000: No shares were issued for services in 1999.

                                           Shares           Value
Description                                Issued         PerShare       Valuation Basis
                                          ------------    ---------    -----------------------------------
In 2000
--------------------------------------

  Issued for legal and other services      344,737           $0.35     Invoice cost of services
  Issued for employee compensation         848,874           $0.10     Value of forfeited salary increases

The Company obtained a number of subscriptions for its common stock totaling 6,733,394 shares during the year ended December 31, 2000. Of the total shares subscribed, 3,757,.058 were obligated but not yet issued at December 31, 2000. The Company intends to issue those shares in the year ended December 31, 2001.

During the year ended December 31, 2000, the Company granted warrants to purchase 200,000 shares of the Company's common stock at $1.00 to a consultant for assistance in raising capital. The warrants expire in 2002. The exercise price exceeded the trading value of the stock at the time of grant and the estimated fair value was not considered significant.

16.        LOSS PER SHARE

Convertible debt, outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2000 and 1999 because the effect of their inclusion would be antidilutive. The effect of the extraordinary item on the loss per share was less than $0.01 for the year ended December 31, 2000. The following presents the computation of basic and diluted earnings per share from continuing operations:


                                                   2000                                          1999
                                   -------------------------------------------  ------------------------------------------
                                    Loss            Shares       Per share       Loss           Shares        Per share
                                   -------------  -------------- -------------  ------------   ------------  -------------
Net (Loss)                          $(1,128,566)                                $  (185,341)
Extraordinary Income                      58,474                                          -
                                   -------------                                ------------
Basic Loss Per Share
Loss available to common
stockholders                        $(1,187,040)     14,895,687       $(0.08)   $  (185,341)    11,878,710       $(0.02)
Effect of dilutive securities               N/A                                        N/A
Diluted Loss Per Share                                                $(0.08)                                    $(0.02)


Debt convertible to 111,111 shares of common stock and warrants and options to purchase 900,000 shares of common stock were outstanding at December 31, 2000. Debt convertible to 570,140 shares of common stock and partially paid Common Stock subscriptions of 5,449,334 shares were outstanding at December 31, 1999. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

17.  STOCK OPTIONS

The Company issues stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". All stock options granted in the year ended December 31, 2000 have exercise prices at or higher than the quoted market price of the Company's common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2000, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                          2000
                                         -------
Net Loss - as reported                 $(1,128,566)
Net Loss - pro forma                   $(1,164,266)
Loss per share - as reported           $     (0.08)
Loss per share - pro forma             $     (0.08)

Under the provisions of SFAS No. 123, there were no fully vested options and 525,000 proportionately vested options considered to determine net earnings and earnings per share under a pro forma basis for the year ended December 31, 2000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following assumptions for year ended December 31:


                                           2000
                                         -------
Divident yield                             None
Volatility                                7.437
Risk free interest rate                   5.25%
Expected asset life                       2.5 years


The shareholders approved a Long-term Incentive plan in 2000 that reserves 1 million shares of the Company's common stock for employee stock based incentive plans. Also in 2000 the board of directors approved a grant of 700,000 shares of the Company's common stock to three current or former officers.

During the year ended December 31, 2000, the Company granted 700,000 options to certain key employees. These options vest over one year. The options were granted at an exercise price of $0.55 per share, the fair market value of the underlying shares on the date of grant. The options expire 30 months from date of grant.

The summary of activity for the Company's stock options is presented below:

                                                                            Weighted
                                                                            Average
                                                            2000            Exercise Price
                                                            -----------     --------------
Options outstanding at beginning of year                    -0-             N/A
Granted                                                     700,000         $    0.55
Exercised                                                   -0-             N/A
Terminated/Expired                                          -0-             N/A
Options outstanding at end of year                          700,000         $    0.55
Options exercisable at end of year                          -0-             N/A
Options available for grant at end of year                  1,000,000
Price per share of options outstanding                      $    0.55
Weighted average remaining contractual lives                2 years
Weighted Average fair value options granted during year     $    0.07

18.  EXTRAORDINARY ITEM - DEBT FORGIVENESS INCOME

           On March 4, 2000 the Company and a group of investors executed an agreement with PF Holdings, Inc. ("PF") to purchase the promissory note held by PF with a face value of $285,000.00 and accrued interest of $36, 972 for $150,000 in cash and 175,000 shares of the Company's common stock with an estimated fair market value on March 4, 2000 of $93,438. The investors purchased 643,944 shares of the Company's common stock for $150,000. The proceeds in turn, together with the 175,000 shares, were used in the settlement of the debt. The carrying amount of the debt exceeded the $243,438 combined value of the consideration given to settle the debt, resulting in a gain of $58,474 net of income taxes of $4,901.

19.   SUBSEQUENT EVENT

At March 31, 2001 the Company and holders of four of the Company's notes payable that were due in March and June of 2001 entered into Note Deferral and Extension Agreements wherein each note holder agreed to defer all principal payments until July 15, 2001, where upon the Company has agreed to make a twenty-five percent (25%) principal payment to each note holder and the notes' due dates will extend to July 15, 2002. At the same date (July 15, 2001) the Company will begin making level monthly principal and interests payments over the remaining twelve-month period of the notes. As part of the agreements the Company has agreed to an increase in the interest rates of the notes from their stated twelve to fourteen percent (12% to 14%) to eighteen percent (18%). There was no additional consideration given to the note holders for the extensions by the Company.

                                   * * * * * *

                        PROFORMA INFORMATION (UNAUDITED)

The accompanying Pro Forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had this transaction occurred at the beginning of the period presented. The accompanying Pro Forma Condensed Consolidated Statement of Operations has been prepared as if the transaction had occurred at January 1, 1999 and should be read in conjunction with the historical financial statements and related footnotes of OneSource Technologies, Inc.

In September 1999 the Company purchased all the outstanding stock of Cartridge Care, Inc., (Cartridge Care) in exchange for 1,887,500 shares of OneSource Technologies, Inc. common stock. The transaction was accounted for as a purchase. Since the date of acquisition the Company has funded the facilities relocation costs and operating losses of Cartridge Care. It is anticipated that these costs as well as ongoing funding requirements will result in an adjustment of the purchase price of the acquisition.

In as much as the Company's stock was thinly traded at the time of the purchase, the underlying value, ($369,937 or $0.318 per share) ascribed to the shares tendered was based on share values utilized in a number of independently negotiated capital funding transactions with third party investors. At December 1999 the value assigned to the purchase reflects management's current best estimate of what the adjusted purchase price will be based on all presently available facts.

            Pro Forma Condensed Consolidated Statements of Operations
                 For the year ended December 31, 1999 Unaudited

                                        OneSource       Cartridge Care
                                       December 31     January 1 through         Pro Forma          Pro Forma
                                           1999        September 30,1999        Adjustments          Combined

REVENUE, net                     $       2,476,884     $         687,132        $   (21,996) (3)  $     3,142,020
COST OF SERVICE                          1,484,096               402,981            (19,524) (3)        1,867,553

      GROSS PROFIT                         992,788               284,151             (2,472)            1,274,447
                                 -------------------   -------------------      ------------ ---  ----------------

OPERATING EXPENSES                       1,171,874               322,866                                1,497,740

 Amortization of goodwill                                                            14,289  (1)           14,289
 Depreciation on increased basis
 of equipment                                                                         5,322  (2)            5,322


      Operating loss                      (179,086)              (38,715)           (22,083)             (239,884)
                                 -------------------   ---------------------    ------------ ---    --------------

OTHER INCOME
(EXPENSE)

 Interest (income) expense                  24,195                  (396)                                  23,799
 Other (income) expense                       (174)              (27,109)                                 (27,283)

      Total other expense                   24,021               (27,505)                 -                (3,484)
                                 -------------------   ---------------------    ------------ ---    --------------
      NET LOSS before TAXES      $        (203,107)    $         (11,210)       $   (22,083)        $    (236,400)
                                 -------------------   ---------------------    ------------ ---    --------------

       TAX BENEFIT                        17,776                                                           20,685
       NET LOSS                         (185,341)                                                        (215,715)
       Net Loss Per Share:
             Basic                       $(0.02)                                                       $(0.02)
             Diluted                     $(0.02)                                                       $(0.02)
        Weighted Average Shares
              Basic                     11,878,710                                                   13,094,150
              Diluted                   11,878,710                                                   13,094,150



Note 1: Pro Forma Adjustments



 The following is a description of each of the pro forma adjustments:


     (1)  Amortization of goodwill over 15 years

     (2)  Depreciation on adjusted basis of equipment purchased

     (3)  Elimination of inter-company revenues and profits

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons:

Executive Officers and Directors

           Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                       Age         Position(s) with Company
---------------------      ----       --------------------------------------
Thomas E. Glasgow          48         Chairman
Jerry M.  Washburn         57         CEO
Ford L. Williams           47         Director, Treasurer and Secretary
Maurice E. Mallette        65         Director, President of Subsidiary
Norman E. Clarke           47         Director
Donald C. Gause            42         Director
William B. Meger           55         Director

           All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

           In addition to serving on the board of the Company, Mr. Glasgow also serves on the board of MicroDiagnostics, NASDAQ, OTC BB "MRDG".LoanGenie and Children's Technology Group.

           In November 1995, Micor, signed a promissory note in favor of William Meger, a current Director of the Company, in the principal amount of $40,000, which note bore interest a rate of six percent (6%) per annum. The note had a term of five (5) years, for which interest was payable monthly and the principal was payable as a balloon payment at the end of the term. In April 2000, the Company issued 60,000 shares of its Common Stock to William Meger as full and final payment of such note. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section R14-4-140 of the Arizona Code. See Part I,
Item 6. "Executive Compensation"; Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

           In July 1997, Jerry Washburn, Micor and four (4) others signed a promissory note in favor of PF in the principal amount of $285,000. The term of the note was through April 15, 2003. In March 2000, the Company and a group of investors (the "Investors") purchased the note, which had $285,000 in principal outstanding and an additional $36,972 of interest outstanding, from PF for $150,000 in cash provided by the Investors and 175,000 shares of the Company's Common Stock issued by the Company. The Investors had the option to convert the note to shares of the Company's Common Stock in their sole discretion. They exercised such option, converting the full amount of the note (principal and interest) to 643,944 shares of the Common Stock of the Company. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section R14-4-140 of the Arizona Code. See Part I, Item 6. "Executive Compensation"; Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

           In July 1997, the Company entered into a share exchange agreement with Micor and its shareholders. The exchange was made whereby the Company issued 8,500,000 shares of its restricted Common Stock to the shareholders of Micor for all of the issued and outstanding stock of Micor. Jerry Washburn, the current President, Chief Executive Officer and Chairman of the Company, received 3,300,000 shares in connection with such exchange. William B. Meger, a Director of the Company, received 3,285,287 shares. This offering was conducted pursuant to Section 4(2) of the Act, Rule 506, Section 44-1844(6) of the Arizona Code,
Section 25103(c) of the California Code, Section 90.530(17) of the Nevada Code and Section 61-1-14(2)(p) of the Utah Code. See Part I, Item 6. "Executive Compensation"; Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

           In September 1998, the Company issued 750,000 shares of its Common Stock to two (2) persons for services rendered to the Company. Donald C. Gause, a Director, received 250,000 of the shares issued. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 14-4-126(f) of the Arizona Code and Section 11-51-308(1)(j) of the Colorado Code. See Part I,
Item 6. "Executive Compensation"; Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

           In September 1999, the Company entered into a share exchange agreement with the shareholders of CC, whereby the Company exchanged 1,887,500 shares of its Common Stock for one hundred percent (100%) of the issued and outstanding stock of CC such that CC became a wholly-owned subsidiary of the Company. Of the 1,887,500 shares to be issued in connection with the exchange, 1,125,000 shares are subject to a two (2) year "lock-up" provision and the remaining 762,500 shares are not contractually restricted (but are restricted by Rule 144). 562,500 of the LU Shares and 381,250 of the remaining shares are beneficially owned by Maurice Mallette, a current Director of the Company and the President of CC. In June 2000, the Company entered into a letter agreement with Maurice Mallette, Judith Mallette and Pasquale Rizzi to escrow 723,612 shares of the Common Stock of the Company issued in connection with the acquisition of Cartridge Care, Inc. in September 1999. The escrowed shares will be held pending an investigation by OneSource into the books and records of Cartridge Care. Whereas, all shares have now been issued and none are contingently issuable shares, it is contemplated that some shares may be cancelled and returned to the authorized but unissued capital stock of OneSource should the valuation of Cartridge Care conducted at the time of acquisition by OneSource found to be overstated. For such offering the Company relied upon
Section 4(2) of the Act, Rule 506 and Section 44-1844(6) of the Arizona Code. See Part I, Item 6. "Executive Compensation"; Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

           In April 2000, the Company issued 97,374 shares of its Common Stock to eighteen (18) current or former employees to compensate them for past salary reductions or in lieu of past salary increases for their services as employees during periods since 1997. Donald Gause, a Director, received 4,000 shares in connection with such issuance. For such offering the Company relied upon Section 4(2), Rule 506, Section R14-4-140 of the Arizona Code, Section 25102(f) of the California Code, Section 11-51-308(1)(p) of the Colorado Code, Section 90.532 of the Nevada Code, Section 58-13B-24(R) of the New Mexico Code and Section 61-1-15.5(2)&R164-15-2 of the Utah Code. See Part I,
Item 6. "Executive Compensation"; Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

           In July 2000, the Company issued 10,000 shares of its Common Stock to one (1) individual in exchange for a client list of computer service customers, the remainder of the previously contracted for but unissued shares (943,750) in connection with the CC acquisition, 13,166 shares to one (1) past employee for out-of-pocket expenses, 90,000 shares to one (1) investor for $30,000, 8,319 shares to one (1) individual for past accounting services rendered, 40,000 shares to one (1) individual who is an active employee as a signing bonus, 58,333 shares to Maurice Mallette, the Company's current Interim Vice President, President of CC and a Director in exchange for $17,500 and 75,000 shares to one
(1) individual for his services as a headhunter who brought potential employees to the Company. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section R14-4-140 of the Arizona Code, Section 25102(f) of the California Code, Section 90.532 of the Nevada Code and Section 211(b) of the Pennsylvania Code. See Part I, Item 6. "Executive Compensation"; Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

           In January 2001, at a meeting of the Board of Directors, the Directors elected to fill a vacancy to the Board of Directors with Thomas E. Glasgow. At the same meeting of the Board of Directors, Jerry Washburn resigned his position as Chairman of the Board, but retained his positions as Chief Executive Officer and Director. Thomas Glasgow was then elected to serve as Chairman of the Board until the next annual meeting of the shareholders.

Family Relationships

           There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

Thomas Glasgow, joined the Company in 2001 to lead turnaround and restructuring plans to complete infrastructure for planned rapid growth. Glasgow was instrumental in leading successful turnarounds at several companies in the three previous years. An alumnus of the United States Marine Corps (Captain) and Vice President of Federal Express Corporation, Glasgow is a graduate of the University of Illinois with BS in Criminology and holds an MBA degree from the Kellogg School of Management - Northwestern University

Jerry Washburn, has over thirty (30) years of financial and administrative experience in a variety of business situations. Jerry, a CPA, spent ten (10) years with Arthur Andersen & Co., LLC where among other things he managed two
(2) of that firm's Fortune 200 audit clients. Following Andersen, Mr. Washburn served as President of Total Information Systems, Inc., ("TIS") for eight

(8) years, during which time he successfully guided this vertical market computer software company from its inception and startup through eventual sale in 1989. At the time of its sale TIS had over three hundred (300) customer installations in forty-one (41) states and five (5) provinces. Prior to joining the Company, he worked for a number of closely held business owners as an advisor on a variety of financial and operational matters. Mr. Washburn has a BS degree in Accounting from Brigham Young University.

Ford L. Williams, serves as OneSource's Controller, Secretary/Treasurer and a Director. Mr. Williams has twenty-three (23) years of progressively challenging experience in a variety of senior financial positions. He was Corporate
Controller for First Interstate Bank's (now Wells Fargo Bank) Arizona operations. Other noteworthy positions include deputy CFO for a $660 million business bank, international finance controller for Security Pacific Corporation and division auditor with RCA. Mr. Williams holds a BA in Economics from the University of California at Santa Barbara and a Masters in Business Administration from University of Southern California with an emphasis in financial administration.

Maurice Mallette, has over thirty years (30) of administration and operational experience. Maurice, and engineer spent thirty (30) years with Avon Products Inc. where, among other things, he was responsible for the company's Asian, Latin American and European operations. Maurice has a BS degree in Engineering from the University of Montreal.

Norman Clarke, has a diversified background in finance, sales and marketing, specializing in technology companies. Clarke has over twenty years (20) experience in turnaround, venture capital fund-raising and pre IPO situations. Mr. Clarke has held management positions with MCI Corporation, AT&T Corporation, ICOT Corporation and Phoenix based Three-Five Systems, Inc. While at Three-Five Systems Clarke was a key management team member that initiated the company's rapid growth and initial public offering. Clarke has a BA degree from Michigan State University and an MBA from Wayne State University.

Donald Gause, has over fourteen years (14) of experience, seven (7) years of which were with Clifton, Gunderson & Co., a regional CPA firm. Don also spent three (3) years as Controller of Blockbuster Video's largest Arizona Franchisee prior to its sale to Blockbuster Corporate. Prior to joining OneSource in the summer of 1998, Don spent three (3) years as Managing Director of a multi-location franchisee of Blimpie Subs & Salads. Gause has a BS degree in Accounting from Arizona State University.

William Meger, has over twenty-seven (27) years of experience in the electronics and equipment service industry gained through several positions with a number of business equipment manufacturers prior to founding OneSource in 1984. In addition to assisting with new business development in the banking and retail industries, Meger provides a valuable wealth of knowledge and experience in all facets of the equipment service industry. He is also well known and respected in the banking industry and has a significant network of contacts in that industry.

Compliance with Beneficial Ownership Reporting

           None of the Officers, Directors or Beneficial Owners of the Company's stock were delinquent in filing of all reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

Item 10. Executive Compensation

           The following sets forth the compensation paid to the Company's executive officers.

                                                                           Long-term Compensation
                                              Annual Compensation             Awards           Payouts     Other
                                                                      Restricted   Number of              All Other
                                  Fiscal                                 Stock    Securities/   LTIP       Compen-
          Name & Position          Year      Salary   Bonus    Other     Awards       SARs     Payments     sation
Thomas E.  Glasgow,                2000      $0.00    $ 0.00     $0.00    $0.00     $0.00        $0.00      $0.00
Chair

Jerry M. Washburn,                 2000    $93,776    $ 0.00     $0.00    $0.00      None        $0.00      $0.00
   CEO & President                 1999    $51,000    $ 0.00     $0.00  $60,000   200,000        $0.00      $0.00
                                   1998    $25,457    $ 0.00     $0.00    $0.00      None        $0.00      $0.00

Donald C. Gause,                   2000    $24,921    $ 0.00     $0.00    $0.00      None        $0.00      $0.00
Director (former Secretary         1999    $46,200    $ 0.00     $0.00  $75,000   250,000        $0.00      $0.00
and Treasurer)                     1998    $12,250    $ 0.00     $0.00    $0.00      None        $0.00      $0.00

William B. Meger,                  2000     $5,308    $ 0.00     $0.00    $0.00      None        $0.00      $0.00
Director  and sales person         1999    $24,792    $ 0.00     $0.00    $0.00      None        $0.00      $0.00
                                   1998     $5,833    $ 0.00    $3,933    $0.00      None        $0.00      $0.00

Maurice E. Mallette                2000    $47,917    $ 0.00     $0.00    $0.00      None        $0.00      $0.00
                                   1999    $37,500    $ 0.00     $0.00    $0.00      None        $0.00      $0.00


Daniel C. Webb                     1999    $41,500    $ 0.00   $79,800    $0.00      None        $0.00      $0.00
 Vice President - Sales            1998     $6,000    $ 0.00   $13,138    $0.00      None        $0.00      $0.00


(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.

(2) Mr. Glasgow started with the Company in January 2001 and accordingly received no compensation for the year 2000.

(3) Mr. Gause started with the Company in June 1998 and left in may 2000.

(4) During 1998, Mr. Washburn and Mr. Gause were not paid regular salaries but took draws in lieu thereof as cash flows permitted. The amounts shown as "salaries" represent the total of each officer's draws for 1998.

(5) In addition to his Director position, Meger was employed by the Company as a sales person in 1998, 1999 and 2000. Meger's "other compensation" consisted of sales commissions paid for services rendered.

(6) Mallette is President of the Company's wholly owned subsidiary, Cartridge Care, Inc. and a Director of the Company.

(7) Webb started with the Company in mid 1998 and was an officer and director in 1998 and part of 1999 but as of December 31, 1999, he was a commission sales person only. Webb's "other" compensations consisted of sales commissions paid in 1998 and 1999 for services.

(8) None of the Directors are compensated for their Director activities on behalf of the Company.

(9) In November 1995, Micor, signed a promissory note in favor of William Meger, a current Director of the Company, in the principal amount of $40,000, which note bore interest a rate of six percent (6%) per annum. The note had a term of five (5) years, for which interest was payable monthly and the principal was payable as a balloon payment at the end of the term. In April 2000, the Company issued 60,000 shares of its Common Stock to William Meger as full and final payment of such note. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section R14-4-140 of the Arizona Code. See Part I, Item 1. "Employees and Consultants"; Part Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(10) In July 1997, Jerry Washburn, Micor and four (4) others signed a promissory note in favor of PF in the principal amount of $285,000. The term of the note was through April 15, 2003. In March 2000, the Company and a group of investors (the "Investors") purchased the note, which had $285,000 in principal outstanding and an additional $36,972 of interest outstanding, from PF for $150,000 in cash provided by the Investors and 175,000 shares of the Company's Common Stock issued by the Company. The Investors had the option to convert the note to shares of the Company's Common Stock in their sole discretion. They exercised such option, converting the full amount of the note (principal and interest) to 643,944 shares of the Common Stock of the Company. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section R14-4-140 of the Arizona Code. See Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(10) In July 1997, the Company entered into a share exchange agreement with Micor and its shareholders. The exchange was made whereby the Company issued 8,500,000 shares of its restricted Common Stock to the shareholders of Micor for all of the issued and outstanding stock of Micor. Jerry Washburn, the current President, Chief Executive Officer and Chairman of the Company, received 3,300,000 shares in connection with such exchange. William B. Meger, a Director of the Company, received 3,285,287 shares. This offering was conducted pursuant to

Section  4(2) of the Act,  Rule 506,  Section  44-1844(6)  of the Arizona  Code,
Section 25103(c) of the California Code, Section 90.530(17) of the Nevada Code and Section 61-1-14(2)(p) of the Utah Code. See Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4.
"Recent Sales of Unregistered Securities."

(11) In September 1998, the Company issued 750,000 shares of its Common Stock to two (2) persons for services rendered to the Company. Donald C. Gause, a Director, received 250,000 of the shares issued. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 14-4-126(f) of the Arizona Code and Section 11-51-308(1)(j) of the Colorado Code. See Part I, Item
7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(12) In September 1999, the Company entered into a share exchange agreement with the shareholders of CC, whereby the Company exchanged 1,887,500 shares of its Common Stock for one hundred percent (100%) of the issued and outstanding stock of CC such that CC became a wholly-owned subsidiary of the Company. Of the 1,887,500 shares to be issued in connection with the exchange, 1,125,000 shares are subject to a two (2) year "lock-up" provision and the remaining 762,500 shares are not contractually restricted (but are restricted by Rule 144). 562,500 of the LU Shares and 381,250 of the remaining shares are beneficially owned by Maurice Mallette, a current Director of the Company and the President of CC. In June 2000, the Company entered into a letter agreement with Maurice Mallette, Judith Mallette and Pasquale Rizzi to escrow 723,612 shares of the Common Stock of the Company issued in connection with the acquisition of Cartridge Care, Inc. in September 1999. The escrowed shares will be held pending an investigation by OneSource into the books and records of Cartridge Care. Whereas, all shares have now been issued and none are contingently issuable shares, it is contemplated that some shares may be cancelled and returned to the authorized but unissued capital stock of OneSource should the valuation of Cartridge Care conducted at the time of acquisition by OneSource found to be overstated. For such offering the Company relied upon Section 4(2) of the Act, Rule 506 and Section 44-1844(6) of the Arizona Code. See Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(13) In April 2000, the Company issued 97,374 shares of its Common Stock to eighteen (18) current or former employees to compensate them for past salary reductions or in lieu of past salary increases for their services as employees during periods since 1997. Donald Gause, a Director, received 4,000 shares in connection with such issuance. For such offering the Company relied upon Section 4(2), Rule 506, Section R14-4-140 of the Arizona Code, Section 25102(f) of the California Code, Section 11-51-308(1)(p) of the Colorado Code, Section 90.532 of the Nevada Code, Section 58-13B-24(R) of the New Mexico Code and Section 61-1-15.5(2)&R164-15-2 of the Utah Code. Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(14) In July 2000,  the Company  issued 10,000 shares of its Common Stock to one
(1) individual in exchange for a client list of computer service customers, the remainder of the previously contracted for but unissued shares (943,750) in connection with the CC acquisition, 13,166 shares to one (1) past employee for out-of-pocket expenses, 90,000 shares to one (1) investor for $30,000,

8,319 shares to one (1) individual for past accounting services rendered, 40,000 shares to one (1) individual who is an active employee as a signing bonus, 58,333 shares to Maurice Mallette, the Company's current Interim Vice President, President of CC and a Director in exchange for $17,500 and 75,000 shares to one
(1) individual for his services as a headhunter who brought potential employees to the Company. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section R14-4-140 of the Arizona Code, Section 25102(f) of the California Code, Section 90.532 of the Nevada Code and Section 211(b) of the Pennsylvania Code. See Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(15) In January 2001, at a meeting of the Board of Directors, the Directors elected to fill a vacancy to the Board of Directors with Thomas E. Glasgow. At the same meeting of the Board of Directors, Jerry Washburn resigned his position as Chairman of the Board, but retained his positions as Chief Executive Officer and Director. Thomas Glasgow was then elected to serve as Chairman of the Board until the next annual meeting of the shareholders.

The following table sets forth the officers and Directors that were granted stock options in 1999 for share of the Company's Common Stock: (No options were granted in 2000).

                            Option/SAR Grants in 1999
                                Individual Grants
                          ---------------------------

                                                     % of Total
                                                Options/SARs Granted
                      Number of Securities     to Employees in Fiscal       Exercise or Base
Name & Position       Options/SARs Granted              Year                Price per share       Expiration Date)

Jerry M. Washburn,        200,000                    28.6%                    $0.55                15 October 2002

John L. Day               250,000                    35.7%                    $0.55                15 October 2002
(former off/dir)
Donald C. Gause,          250,000                    35.7%                    $0.55                15 October 2002



Employee Contracts and Agreements

     The Company has not entered into Employee Agreements with its officers and directors, but intends to enter into formal contracts with each of them in the near future.

Key Man Life Insurance

     The   Company   intends   to  apply   for  Key  Man  Life   Insurance   and
Officer/Director Insurance upon becoming a reporting company under the 1934 Act.

Employee and Consultants Stock Option Plans

     There is currently no employee nor consultant stock option plan in place, although the Company plans to submit such a plan or plans to the shareholders in the future.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management:

     The following table sets forth information as of December 31, 2000, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of              Title of    Amount and Nature of    Percent of
Beneficial Owner                  Class        Beneficial Owner           Class
Jerry M. Washburn(3)(4)          Common         3,150,000                 16.5%
William B. Meger(2)(4)           Common         3,285,287                 17.1%

Joseph Umbach                    Common           968,609                  5.0%
Maurice Mallette(6)(8)           Common           943,750                  4.9%

Pasquali Rizzi                   Common           943,750                  4.9%

Thomas E. Glasgow                Common           290,000                  1.5%

Donald C. Gause(5)(7)            Common           254,000                  1.3%

Ford L. Williams                 Common           200,000                  1.0%

Norman E. Clarke                 Common           148,513                  0.8%

All Executive Officers and       Common         8,271,550                 43.0%
Directors as a Group
(Six (6) persons)
------------------------------------------

(1) The address for each of the above is c/o OneSource Technologies, Inc.,7419 East Helm Drive, Scottsdale, AZ 85260.

(2) In November 1995, Micor, signed a promissory note in favor of William Meger, a current Director of the Company, in the principal amount of $40,000, which note bore interest a rate of six percent (6%) per annum. The note had a term of five (5) years, for which interest was payable monthly and the principal was payable as a balloon payment at the end of the term. In April 2000, the Company issued 60,000 shares of its Common Stock to William Meger as full and final payment of such note. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section R14-4-140 of the Arizona Code. See Part I, Item 1. "Employees and Consultants"; Part I, Item 4. "Security Ownership of Certain
Beneficial Owners and Management"; Part I, Item 5. "Directors, Executive Officer, Promoters and Control Persons"; Part I, Item 6. "Executive Compensation"; Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(3) In July 1997, Jerry Washburn,  Micor and four (4) others signed a promissory note in favor of PF in the principal amount of $285,000. The term of the note was through April 15, 2003. In March 2000, the Company and a group of investors (the "Investors") purchased the note, which had $285,000 in principal outstanding and an additional $36,972 of interest outstanding, from PF for $150,000 in cash provided by the Investors and 175,000 shares of the Company's Common Stock issued by the Company. The Investors had the option to convert the note to shares of the Company's Common Stock in their sole discretion. They exercised such option, converting the full amount of the note (principal and interest) to 643,944 shares of the Common Stock of the Company. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section R14-4-140 of the Arizona Code. See Part I, Item 1. "Employees and Consultants";
Part  I,  Item  4.  "Security   Ownership  of  Certain   Beneficial  Owners  and
Management"; Part I, Item 5. "Directors, Executive Officer, Promoters and Control Persons"; Part I, Item 6. "Executive Compensation"; Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(4) In July 1997, the Company entered into a share exchange agreement with Micor and its shareholders. The exchange was made whereby the Company issued 8,500,000 shares of its restricted Common Stock to the shareholders of Micor for all of the issued and outstanding stock of Micor. Jerry Washburn, the current President, Chief Executive Officer and Chairman of the Company, received 3,300,000 shares in connection with such exchange. William B. Meger, a Director of the Company, received 3,285,287 shares. This offering was conducted pursuant to Section 4(2) of the Act, Rule 506, Section 44-1844(6) of the Arizona Code,
Section 25103(c) of the California Code, Section 90.530(17) of the Nevada Code and Section 61-1-14(2)(p) of the Utah Code. See Part I, Item 5. "Directors, Executive Officer, Promoters and Control Persons"; Part I, Item 6. "Executive Compensation"; Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(5) In September 1998, the Company issued 750,000 shares of its Common Stock to two (2) persons for services rendered to the Company. Donald C. Gause, a Director, received 250,000 of the shares issued. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 14-4-126(f) of the Arizona Code and Section 11-51-308(1)(j) of the Colorado Code. See Part I, Item
5. "Directors,  Executive Officer,  Promoters and Control Persons"; Part I, Item
6. "Executive Compensation"; Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(6) In September 1999, the Company entered into a share exchange agreement with the shareholders of CC, whereby the Company exchanged 1,887,500 shares of its Common Stock for one hundred percent (100%) of the issued and outstanding stock of CC such that CC became a wholly-owned subsidiary of the Company. Of the 1,887,500 shares to be issued in connection with the exchange, 1,125,000 shares are subject to a two (2) year "lock-up" provision and the remaining 762,500 shares are not contractually restricted (but are restricted by Rule 144). 562,500 of the LU Shares and 381,250 of the remaining shares are beneficially owned by Maurice Mallette, a current Director of the Company and the President of CC. In June 2000, the Company entered into a letter agreement with Maurice Mallette, Judith Mallette and Pasquale Rizzi to escrow 723,612 shares of the Common Stock of the Company issued in connection with the acquisition of Cartridge Care, Inc. in September 1999. The escrowed shares will be held pending an investigation by OneSource into the books and records of Cartridge Care. Whereas, all shares have now been issued and none are contingently issuable shares, it is contemplated that some shares may be cancelled and returned to the authorized but unissued capital stock of OneSource should the valuation of Cartridge Care conducted at the time of acquisition by OneSource found to be overstated. For such offering the Company relied upon Section 4(2) of the Act, Rule 506 and Section 44-1844(6) of the Arizona Code. See Part I, Item 5. "Directors, Executive Officer, Promoters and Control Persons"; Part I, Item 6. "Executive Compensation"; Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(7) In April 2000, the Company issued 97,374 shares of its Common Stock to eighteen (18) current or former employees to compensate them for past salary reductions or in lieu of past salary increases for their services as employees during periods since 1997. Donald Gause, a Director, received 4,000 shares in connection with such issuance. For such offering the Company relied upon Section 4(2), Rule 506, Section R14-4-140 of the Arizona Code, Section 25102(f) of the California Code, Section 11-51-308(1)(p) of the Colorado Code, Section 90.532 of the Nevada Code, Section 58-13B-24(R) of the New Mexico Code and Section 61-1-15.5(2)&R164-15-2 of the Utah Code. See Part I, Item 5. "Directors, Executive Officer, Promoters and Control Persons"; Part I, Item 6. "Executive Compensation"; Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(8) In July 2000,  the Company  issued  10,000 shares of its Common Stock to one
(1) individual in exchange for a client list of computer service customers, the remainder of the previously contracted for but unissued shares (943,750) in connection with the CC acquisition, 13,166 shares to one (1) past employee for out-of-pocket expenses, 90,000 shares to one (1) investor for $30,000, 8,319 shares to one (1) individual for past accounting services rendered, 40,000 shares to one (1) individual who is an active employee as a signing bonus, 58,333 shares to Maurice Mallette, the Company's current Interim Vice President, President of CC and a Director in exchange for $17,500 and 75,000 shares to one
(1) individual for his services as a headhunter who brought potential employees to the Company. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section R14-4-140 of the Arizona Code, Section 25102(f) of the California Code, Section 90.532 of the Nevada Code and Section 211(b) of the Pennsylvania Code. See Part I, Item 5.

"Directors, Executive Officer, Promoters and Control Persons"; Part I, Item 6. "Executive Compensation"; Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

There are no arrangements which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

     In November 1995, Micor, signed a promissory note in favor of William Meger, a current Director of the Company, in the principal amount of $40,000, which note bore interest a rate of six percent (6%) per annum. The note had a term of five (5) years, for which interest was payable monthly and the principal was payable as a balloon payment at the end of the term. In April 2000, the Company issued 60,000 shares of its Common Stock to William Meger as full and final payment of such note. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section R14-4- 140 of the Arizona Code. See Part II, Item 4. "Recent Sales of Unregistered Securities."

     In July 1997, Jerry Washburn, Micor and four (4) others signed a promissory note in favor of PF in the principal amount of $285,000. The term of the note was through April 15, 2003. In March 2000, the Company and a group of investors (the "Investors") purchased the note, which had $285,000 in principal outstanding and an additional $36,972 of interest outstanding, from PF for $150,000 in cash provided by the Investors and 175,000 shares of the Company's Common Stock issued by the Company. The Investors had the option to convert the note to shares of the Company's Common Stock in their sole discretion. They exercised such option, converting the full amount of the note (principal and interest) to 643,944 shares of the Common Stock of the Company. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section R14-4-140 of the Arizona Code. See Part II, Item 4. "Recent Sales of Unregistered Securities."

     In July 1997, the Company entered into a share exchange agreement with Micor and its shareholders. The exchange was made whereby the Company issued 8,500,000 shares of its restricted Common Stock to the shareholders of Micor for all of the issued and outstanding stock of Micor. Jerry Washburn, the current President, Chief Executive Officer and Chairman of the Company, received 3,300,000 shares in connection with such exchange. William B. Meger, a Director of the Company, received 3,285,287 shares. This offering was conducted pursuant to Section 4(2) of the Act, Rule 506, Section 44-1844(6) of the Arizona Code,
Section 25103(c) of the California Code, Section 90.530(17) of the Nevada Code and Section 61-1-14(2)(p) of the Utah Code. See Part II, Item 4. "Recent Sales of Unregistered Securities."

     In September 1998, the Company issued 750,000 shares of its Common Stock to two (2) persons for services rendered to the Company. Donald C. Gause, a Director, received 250,000 of the shares issued. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 14-4- 126(f) of the Arizona Code and Section 11-51-308(1)(j) of the Colorado Code. See Part II, Item
4. "Recent Sales of Unregistered Securities."

     In April 1999, the Company entered into a share exchange agreement with the shareholders of NE, whereby the Company exchanged 727,946 shares of its Common Stock for one hundred percent

(100%) of the issued and outstanding stock of NE such that NE became a wholly-owned subsidiary of the Company. The shares in connection with such exchange were not issued until December 1999. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 44-1844(6) of the Arizona Code. See Part II, Item 4. "Recent Sales of Unregistered Securities".

     Contemporaneously with execution of the share exchange with NE, the Company signed a redemption agreement which effectively allowed either party to the transaction to rescind the transaction without penalty at any time on or before July 1, 1999. Neither party elected to redeem and the redemption agreement has since expired. Additionally, at the time of the NE share exchange, the Company entered into an employment agreement with Ahlawyss Fulton, which has since expired.

     In September 1999, the Company entered into a share exchange agreement with the shareholders of CC, whereby the Company exchanged 1,887,500 shares of its Common Stock for one hundred percent (100%) of the issued and outstanding stock of CC such that CC became a wholly-owned subsidiary of the Company. Of the 1,887,500 shares to be issued in connection with the exchange, 1,125,000 shares are subject to a two (2) year "lock-up" provision and the remaining 762,500 shares are not contractually restricted (but are restricted by Rule 144). 562,500 of the LU Shares and 381,250 of the remaining shares are beneficially owned by Maurice Mallette, a current Director of the Company and the President of CC. In June 2000, the Company entered into a letter agreement with Maurice Mallette, Judith Mallette and Pasquale Rizzi to escrow 723,612 shares of the Common Stock of the Company issued in connection with the acquisition of Cartridge Care, Inc. in September 1999. The escrowed shares will be held pending an investigation by OneSource into the books and records of Cartridge Care. Whereas, all shares have now been issued and none are contingently issuable shares, it is contemplated that some shares may be cancelled and returned to the authorized but unissued capital stock of OneSource should the valuation of Cartridge Care conducted at the time of acquisition by OneSource found to be overstated. For such offering the Company relied upon Section 4(2) of the Act, Rule 506 and Section 44-1844(6) of the Arizona Code. See Part II, Item 4. "Recent Sales of Unregistered Securities."

     In April 2000, the Company issued 305,000 shares of its Common Stock to four (4) employees as signing bonuses to attract them to the Company. For such offering the Company relied upon Section 4(2), Rule 506, Section R14-4-140 of the Arizona Code and Section 11-51-308(1)(p) of the Colorado Code. See Part II,
Item 4. "Recent Sales of Unregistered Securities."

     In April 2000, the Company issued 97,374 shares of its Common Stock to eighteen (18) current or former employees to compensate them for past salary reductions or in lieu of past salary increases for their services as employees during periods since 1997. Donald Gause, a Director, received 4,000 shares in connection with such issuance. For such offering the Company relied upon Section 4(2), Rule 506, Section R14-4-140 of the Arizona Code, Section 25102(f) of the California Code, Section 11-51-308(1)(p) of the Colorado Code, Section 90.532 of the Nevada Code, Section 58-13B-24(R) of the New Mexico Code and Section 61-1-15.5(2)&R164-15-2 of the Utah Code. See Part II, Item 4. "Recent Sales of Unregistered Securities."

     In June 2000, the Company granted XAI an option to purchase two million (2,000,000) shares of the Common Stock of the "freely tradeable shares" of the Company at a price of $0.50 per share. The option is for a period of one (1) year unless XAI introduces or arranges for an acceptable "secondary offering" approved by the Company, and in which case the term of the option is extended until June 1, 2003. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 49:3-50(b)(9) of the New Jersey Code. See Part II,
Item 4. "Recent Sales of Unregistered Securities."

     In June 2000, the Company entered into a agreement wherein the Company agreed to pay a finder's fee to XAI for any debt or equity investment, acquisition, consolidation, merger or purchase of assets between the Company and any contact of XAI brought to the Company's attention by XAI, which was consummated within a period of twenty-four (24) months thereafter. The finder's fee is as follows: a) five percent (5%) of the first million dollars
($1,000,000)  raised;  b)  four  percent  (4%)  of the  second  million  dollars
($1,000,000)  raised;  c)  three  percent  (3%)  of the  third  million  dollars
($1,000,000)  raised;  d)  two  percent  (2%)  of  the  fourth  million  dollars
($1,000,000) raised; and one percent (1%) of the all additional monies raised. In the event fees are due XAI by the Company, the Company and XAI may mutually agree to accept and pay the fee in shares of the Company's stock priced at eighty percent (80%) of the most recent bid price. For such offering the Company relied upon Section 4(2) of the Act, Rule 506 and Section 49:3-50(b)(9) of the New Jersey Code. See Part II, Item 4. "Recent Sales of Unregistered Securities."

     In June 2000, the Company entered into a consulting agreement with XAI to provide consultation and advisory services relating to business management and marketing in exchange for issuance of 100,000 shares of the Company's stock each to Edward Meyer, Jr. and Edward T. Whelan. The contract is for a period of one
(1) year. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 49:3-50(b)(9) of the New Jersey Code.

     In June 2000, the Company borrowed $50,000 from GHI. The term of the note is for a period of one (1) year or upon subsequent financing by XAI. The note bears interest at a rate of prime plus three percent (prime+3%) per annum. Additionally, the Company granted GHI warrants to purchase 166,666 shares of the Company's Common Stock at a price of $0.30 per share. The warrants have no expiration date. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 11.602 of the Maryland Code.

     In July 2000,  the Company  issued 10,000 shares of its Common Stock to one
(1) individual in exchange for a client list of computer service customers, the remainder of the previously contracted for but unissued shares (943,750) in connection with the CC acquisition, 13,166 shares to one (1) past employee for out-of-pocket expenses, 90,000 shares to one (1) investor for $30,000, 8,319 shares to one (1) individual for past accounting services rendered, 40,000 shares to one (1) individual who is an active employee as a signing bonus, 58,333 shares to Maurice Mallette, the Company's current Interim Vice President, President of CC and a Director in exchange for $17,500 and 75,000 shares to one
(1) individual for his services as a headhunter who brought potential employees to the Company. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section R14-4-140 of the Arizona Code, Section 25102(f) of the California Code, Section 90.532 of the Nevada Code and Section 211(b) of the Pennsylvania Code.

PART III

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------     ------------------------------------------------------
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

10.25      [3]       Promissory Note by the Company in favor of Barry Zemel dated August 29, 2000.
-------------------------------

[1] Filed as an exhibit to the Company Registration Statement on Form 10SB filed July 10, 2000.

[2] Filed as an exhibit to the Company's first amended Registration Statement on Form 10SB filed October 13, 2000.

[3] Filed as an exhibit to the Company's third amended Registration Statement on Form 10SB filed January 26, 2001.

(b)   No reports on Form 8-K have been filed.

                                   SIGNATURES

           In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  One Source Technologies, Inc.
                                                 (Registrant)

Date: April 13, 2001         By: /s/Thomas E. Glasgow
                             -------------------------------------------------
                                 Thomas E. Glasgow, Chairman

                             By: /s/Jerry M. Washburn
                             --------------------------------------------------
                              Jerry M. Washburn, President, CEO and Director


           Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Date: April 13, 2001         By: /s/Thomas E. Glasgow
                             -------------------------------------------------
                             Thomas E. Glasgow, Chairman

                             By: /s/Jerry M. Washburn
                             --------------------------------------------------
                             Jerry M. Washburn, President, CEO and Director

                             By: /s/Ford L. Williams
                             --------------------------------------------------
                             Ford L. Williams, Director, Secretary and Treasurer

                             By: /s/ Donald C. Gause
                             --------------------------------------------------
                             Donald C. Gause, Director