Form 10KSB/A
period 2000-12-31
ONESOURCE TECHNOLOGIES INC
filed 2001-05-04
CIK 1118421

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

     The intent therefore of the merger was to meld the division's installation/integration core competencies with the Company's large project specific equipment installation opportunities, which can be very lucrative and profitable. While progress was made in this regard by the end of 2000, the disruption caused in effecting the realignment during the year seriously eroded the division's revenue contribution for the year ended December 31, 2000 compared to 1999. Revenues for the division decreased $82 thousand or twenty-four percent (24%) for the year ended December 31, 2000 compared to 1999.

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

The following tables shows gross margin results for each division for the years ended December 31, 2000 and 1999:

       Business Line Gross Profit            2000    Gm%    1999     Gm%
---------------------------------------- ---------  ----- --------- -------
Equipment Maintenance and Service          656,189    31    892,058  45
Equipment Installation and Integration       8,235    3      36,186  11
Equipment Supplies Distribution            322,788    37     64,544  39
Total Business Line Gross Profit           987,213    31    992,788  40

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

Consumables Supplies Distribution

     The consumable supply division's margin percentage declined two percent (2%) in the year ended December 31, 2000 compared to 1999. Margins on purchased cartridges average thirty to thirty-five percent (30 to 35%) whereas margins on in-house manufactured ones average forty to fifty percent (40% to 50%). Resulting margins therefore are a function of the product mix between in-house versus outside purchased cartridge shipments and the division had a greater proportion of the former in fiscal 2000. Competitive pricing required to garner positions at a number of the division's Fortune 1000 accounts also impacted overall margins unfavorably. Finally the division absorbed about $40 thousand of product shipments and other costs related to the GOINK.com web portal during the testing phase of this site which had the effect of depressing overall division gross margins.

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

     Casualty insurance costs were also greater in the year ended December 31, 2000 compared to 1999 due to the Company's new facilities at its Scottsdale location and additional vehicles added in fiscal 2000.

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

 .ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                                                       2000              1999
                                                                                ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $   (1,128,566)    $    (185,341)

  Adjustments to reconcile net loss to net cash provided (used) by operations
      Extraordinary gain                                                              (58,474)
      Depreciation                                                                     38,471            30,514
      Amortization                                                                     18,311
      Amortization of deferred financing costs                                        153,029
      Stock issuances to consultants for services                                     122,293            (5,000)
      Stock issuances to employees for services                                        84,832
      Gain on sale of equipment                                                        (7,404)
      Deferred taxes                                                                 (106,297)          (17,766)
      Changes in assets and liabilities (net of acquisitions):
          Accounts receivable                                                         175,360          (163,382)
          Inventory                                                                    95,643          (151,109)
          Deposits and other                                                           81,497            (8,440)
          assets
          Other current assets                                                         18,061           (77,100)
          Accounts payable                                                                171           146,041
          Accrued expenses and other liabilities                                     (129,825)           32,267
          Deferred revenue                                                            (68,726)           11,681
                                                                                ---------------   ---------------
                 Net cash (used) by operating activities                             (711,624)         (387,635)
                                                                                ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                             (27,245)          (44,919)
      Gain on sale of equipment                                                         3,000
                                                                                ---------------   ---------------
          Net cash provided (used) by investing activities                            (24,245)          (44,919)
                                                                                ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on bank lines of credit                                                    115,495            82,415
  Payments on bank lines of credit                                                    (53,419)          (16,578)
  Proceeds collected on stock subscriptions receivable                                220,000
  Principal payments on capital lease obligations                                     (14,829)
  Proceeds on notes payable                                                           635,000            24,000
  Principal payments on notes payable                                                (196,328)          (73,737)
  Issuance of common stock (net of capital placement fees)                            168,699           404,602
                                                                                ---------------   ---------------
          Net cash provided (used) by financing activities                            874,618           420,702
                                                                                ---------------   ---------------

INCREASE (DECREASE) IN CASH                                                           138,749           (11,852)

CASH, January 1                                                                        37,692            49,544
CASH, December 31                                                               $     176,441     $      37,692
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


15.  STOCKHOLDERS' DEFICIT

Shares issued to employees and others for services are valued based on consideration of the value of the stock issued and/or the service rendered. Other non-monetary common stock transactions were valued at the trading value of the stock at the date of the transactions. The following table shows the number of shares issued, the amount recorded as expense and basis of valuation for shares issued for services in the year ended December 31, 2000. No shares were issued for services during the year ended December 31, 1999.

                                           Shares           Value
Description                                Issued         PerShare       Valuation Basis
                                          ------------    ---------    -----------------------------------
In 2000
--------------------------------------

  Issued for legal and other services      344,737           $0.35     Stock price at commitment date
  Issued for employee compensation         848,874           $0.10     Stock price at commitment date

Shares issued for legal and other services were issued during the nine-month period March through December 2000 in nine separate transactions with non affiliates. The weighted average price of the shares issued at the dates of the transactions was $0.35 per share. The weighted average price of the shares granted to employees was $0.10 per share. Theses shares were granted in five separate transaction to non affiliates in a six-month period July through December 2000.

Also during the year 2000 the Company issued: a) 1,285,438 shares of its common stock to non affiliates in eight separate transactions for cash with a weighted average price per share of $0.13; b) 1,391,666 shares in three transaction to non affiliates in conjunction with notes payable as financing incentives with a weighted average of $0.18 per share; and c) 1,270,596 shares in three transaction for note conversions with non affiliates with a weighted average price per share of $0.27.

The Company obtained a number of subscriptions and incurred obligations for its common stock totaling 6,733,394 shares and 7,301,721 shares during the year ended December 31, 2000 and 1999 respectively. Of the total shares committed, 3,757,058 and 3,876,772 were obligated but not yet issued at December 31, 2000 and 1999 respectively. Obligations for shares not yet issued reflect transactions for services, cash and debt for which shares had not been issued at December 31, 2000 and the aggregate value of the transactions for which shares had not yet been issued was $591,831 at December 31, 2000. Comitted and obligated but unissued shares will be issued upon the implementation of a shareholder-approved increase in authorized shares from 20 million to 50 million, which the Company believes will be accomplished prior to the end of 2001. Further, during the year 2000 the Company issued 1,552,083 of the 3,876,772 shares that were subscribed during the year 1999 but not issued as of December 31, 1999.

The due dates of notes receivable related to common stock subscriptions in the year ended December 31, 1999 were extended to July 2001 and accordingly no funds were received by the Company during the year ended December 31, 2000 from these notes. The Company anticipates receiving payment of these notes in the latter half of 2001.

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