Form 10-Q
period 2001-03-31
ONESOURCE TECHNOLOGIES INC
filed 2001-05-11
CIK 1118421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2001

Commission file no.: 000-30969

                          ONESOURCE TECHNOLOGIES, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                               65-0691963
------------------------------------                      ----------------------
(State or other jurisdiction of                           (I.R.S.Employer
incorporation or organization)                               Identification No.)

   7419 East Helm Drive
    Scottsdale, Arizona                                             85260
------------------------------------------                ----------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number: (800) 279-0859

Securities to be registered under Section 12(b) of the Act:

     Title of each class                              Name of each exchange
                                                       on which registered
         None                                                   None
-----------------------------------                 ----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                     Mintmire & Associates
                                     265 Sunrise Avenue, Suite 204
                                     Palm Beach, FL 33480
                                     Tel: (561) 832-5696 - Fax: (561) 659-5371

         Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X     No
                            ---      ---

     As of March 31, 2001, there were 19,951,500 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1.           Financial Statements









                          ONESOURCE TECHNOLOGIES, INC.



                     Consolidated Financial Statements as of
                             March 31, 2001 and 2000
                                   (Unaudited)

ONESOURCE TECHNOLOGIES, INC.



TABLE OF CONTENTS

                                                                           PAGE


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001                             F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED MARCH 31, 2001  AND 2000                                              F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED
MARCH 31, 2001 AND 2000                                                     F-3

FOOTNOTES                                                                   F-5

ONESOURCE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001
------------------------------------------------------------------------------- ----------------
                                                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
Cash                                                                                   $66,493
Accounts receivable                                                                    241,409
Inventories                                                                            321,097
Other current assets                                                                    17,001
 Total current assets                                                                  646,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation $117,080                       258,147
DEFERRED FINANCING EXPENSE                                                              38,308
GOODWILL, net of accumulated amortization of $27,652                                   247,012
DEFERRED INCOME TAXES                                                                  119,742
OTHER ASSETS                                                                             7,593
TOTAL ASSETS                                                                        $1,316,801
                                                                                ==============

LIABILITIES AND STOCKHOLDERS" DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                                   $201,618
   Accrued expenses and other liabilities                                              261,265
   Deferred revenue                                                                    154,910
   Bank lines of credit                                                                150,913
   Obligation for common stock to be issued                                            439,215
   Current portion capital leases                                                        5,536
   Current portion of long-term debt                                                   300,873
Total current liabilities                                                            1,514,332

CAPITAL LEASES -- LONG TERM PORTION                                                     11,377
NOTES PAYABLE - LONG-TERM PORTION                                                      293,385
Total liabilities                                                                    1,819,094
                                                                                --------------

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued
Common Stock, $.001 par value, 20,000,000 shares authorized, 18,227,888 issued
at March 31, 2001and 3,376,403 subscribed but not issued at March 31, 2001              18,229
Paid in capital                                                                      2,272,435
Stock subscription                                                                 (1,055,000)
Accumulated deficit                                                                (1,737,957)
               Total stockholders' deficit                                           (502,293)
                                                                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $1,316,801
                                                                                ==============


       The accompanying notes are an integral part of this balance sheet.

ONESOURCE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31

                                                               (Unaudited)        (Unaudited)
                                                                  2001               2000
                                                              ---------------   -----------------
REVENUE, net                                                         $662,729            $890,545

COST OF REVENUE                                                       421,637             540,636
                                                              ---------------   -----------------

      GROSS PROFIT                                                    241,092             349,909

GENERAL AND ADMINISTRATIVE EXPENSES                                   409,170             409,130

SELLING AND MARKETING EXPENSES                                         53,058              60,328

                                                              ---------------   -----------------
      Operating loss                                                (221,136)           (119,549)

OTHER INCOME / (EXPENSE)
   Interest expense                                                  (72,938)            (11,265)
   Other income / (expense)                                           (3,770)               2,933
                                                              ---------------   -----------------
      Total other expense                                            (76,708)             (8,332)

LOSS BEFORE EXTRAORDINARY ITEM                                      (297,844)           (127,881)

EXTRAORDINARY ITEM -- Gain on extinguishment of debt                                       63,375

NET LOSS                                                           ($297,844)           ($64,506)
                                                              ===============   =================

NET Loss Per Share:

Basic, before extraordinary item                                      ($0.02)              $( * )
      Extraordinary item
                                                              ---------------   -----------------
                                                                      ($0.02)              $( * )
                                                              ===============   =================

Diluted, before extraordinary item                                    ($0.02)              $( * )
      Extraordinary item
                                                              ---------------   -----------------
                                                                      ($0.02)              $( * )
                                                              ===============   =================

Weighted Average Shares Outstanding:
   Basic                                                           18,134,245          15,772,402

   Diluted                                                         18,134,245          15,772,402

* Less than $0.01 per share.


       The accompanying notes are an integral part of this balance sheet.

ONESOURCE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE MONTHS ENDED MARCH 31

                                                                           (Unaudited)      (Unaudited)
                                                                              2001             2000
                                                                          ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                              ($297,844)        ($64,506)
         Depreciation and goodwill amortization                                    16,781           12,653
         Gain on retirement of debt                                                               (63,375)
         Amortization of deferred financing cost                                   61,671
         Reduction of obligation for common stock to be issued                  (152,231)
         Non cash stock issued to vendors and employees                            37,547
         Changes in assets and liabilities
               Accounts receivable                                                 43,352           38,164
               Inventory                                                         (47,842)         (10,130)
               Other current assets                                                18,158         (18,341)
               Accounts payable                                                 (144,273)         (99,375)
               Accrued expenses and other liabilities                            (10,173)         (14,847)
               Non cash acrued expenses and other liabilities                      62,090
               Deferred revenue                                                    10,819           51,761
                                                                          ---------------  ---------------
                  Net cash provided (used) by operating activities              (401,945)        (167,996)
                                                                          ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                     (13,979)         (61,542)
                  Net cash provided (used) by investing activities               (13,979)         (61,542)
                                                                          ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                  150,000
     Payments on notes payable and capital leases                                   3,745        (166,934)
     Net receipts on line of credit                                                                 39,113
     Funds received for stock subscriptions                                                        220,000
     Issuance of common stock (net of capital placement fees)                     152,231          150,000
                  Net cash provided (used) by financing activities                305,976          242,179
                                                                          ---------------  ---------------

INCREASE (DECREASE) IN CASH                                                     (109,948)           12,641
CASH, January 1                                                                   176,441           37,692
CASH, March 31                                                                    $66,493          $50,333
                                                                          ===============  ===============


       The accompanying notes are an integral part of this balance sheet.

ONESOURCE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE MONTHS ENDED MARCH 31
                                                                       (Unaudited)     (Unaudited)
                                                                          2001            2000
                                                                       -----------      ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                                      $9,582          $5,578

SUPPLEMENTAL SCHEDULE OF NONCASH
            INVESTING AND FINANCING ACTIVITIES:
     Common stock subscribed in exchange for notes receivable                            $278,438
     Common stock issued in exchange for note payable                                     $30,000




       The accompanying notes are an integral part of this balance sheet.

ONESOURCE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE THREE MONTHS ENDED MARCH 31, 2001 and 2000

1.   BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared by the Company without audit, pursuant the rules And regulations for financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company"s audited financial statements as of December 31, 2000. In the opinion of management, these unaudited financial statements reflect all adjustments which are necessary to present fairly the financial position and results of operations of the Company for such interim period. Operating results for the interim period are not necessarily indicative of results that may be expected for the entire year

2.   EXTINGUISHMENT OF DEBT

The Company and a group of investors executed an agreement on March 4, 2000 the Company and a group of investors executed an agreement with PF Holdings, Inc. ("PF") to purchase the promissory note held by PF with a face value of $285,000.00 and accrued interest of $36, 972 for $150,000 in cash and 175,000 shares of the Company's common stock with an estimated fair market value on March 4, 2000 of $93,438. The investors purchased 643,944 shares of the Company's common stock for $150,000. The proceeds in turn, together with the 175,000 shares, were used in the settlement of the debt. The carrying amount of the debt exceeded the $243,438 combined value of the consideration given to settle the debt, resulting in a gain of $58,474 net of income taxes of $4,901.

3.   STOCKHOLDERS' DEFICIT

Shares issued to employees and others for services are valued based on the fair value of the stock issued and/or the service rendered. Other non-monetary common stock transactions were valued at the trading price of the stock at the date of the transactions. The following table shows the number of shares issued, the amount recorded as expense and the basis of valuation for shares issued for services in the quarter ended March 2001.

                                                      Cost per
Description                         Shares Issued      Share        Valuation Basis
-----------------------------       -------------      --------     ------------------------
Issued for services                  171,667            0.10        Stock price at commitment date
Issued for employee compensation     150,000            0.14        Stock price at commitment date


Shares issued for services during the quarter ended March 31, 2001 were issued in three separate transactions to nonaffiliates with a weighted average share price at the commitment date of $0.10 per share. The weighted average price of shares granted to employees was $0.14 per share. These shares were granted in three separate transactions during the quarter.


The Company has a number of subscriptions for its common stock totaling 3,376,403 which are not yet issued at March 31, 2001. Shares committed but not issued are awaiting the implementation of a shareholder approved increase in authorized shares from 20 million to 50 million. The aggragate value of transactions for which shares have not yet been issued is $439,215.

4.   BUSINESS SEGMENTS

The Company is engaged in three related and complementary lines of business, equipment technology maintenance services, equipment technology installation & integration services, and equipment technology supplies sales. The following table shows certain financial information for each segment for the quarters ended March 2001 and 2000.

                                 Maintenance      Integration      Supplies     Eliminations      Total
                                 --------------  --------------  -------------  --------------  -------------
2001
Revenues                               $437,211              $0       $225,517                     $662,729
Inter-segment sales                       2,975               0          2,161      ($5,136)              0
Operating (loss) income               (245,694)               0         24,558                    (221,136)
Depreciation and amortization             9,815               0          6,965                       16,781
Interest                                 69,091               0          3,847                       72,938
Property & equipment purchases           13,979               0              0                       13,979
Total assets                         $1,364,025         $27,004       $454,262    ($528,489)     $1,316,801


2000
Revenues                               $616,407         $49,028       $204,535                     $890,545
Inter-segment sales                       4,000           2,000          2,905      ($8,905)              0
Operating (loss) income                (40,122)        (11,505)       (12,879)                     (64,506)
Depreciation and amortization            12,653               0              0                       12,653
Interest                                  7,267           1,879          2,119                       11,265
Property & equipment purchases           46,202         (1,924)         17,264                       61,542
Total assets                         $1,321,938         $98,984       $512,606    ($390,971)     $1,542,557



                                    ********

Item 2. Management's Discussion and Analysis or Plan of Operation

General

     In January 2001, at a meeting of the Board of Directors, the Directors elected to fill a vacancy to the Board of Directors with Thomas E. Glasgow. Subsequently, Jerry Washburn resigned his position as Chairman of the Board, but retained his positions as President, Chief Executive Officer and as a Director. Thomas Glasgow was then elected to serve as Chairman of the Board until the next annual meeting of the shareholders.

Discussion and Analysis

Introduction

     The interim financial results discussed herein include the financial results of OneSource and its wholly owned subsidiaries Net Express, Inc., an Arizona corporation and Cartridge Care, Inc., an Arizona corporation ("CC").

     In 1999 the Company acquired all the outstanding stock of NE engaged in the LAN and WAN (local and wide area network) integration and other information technology ("IT") business and of CC, which was engaged in the remanufacturing of printer/copier toner cartridges.

Overview

     The financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") and that of its wholly owned subsidiaries Net Express, Inc. and Cartridge Care, Inc.

     While much progress has been effected in staunching bloated costs and operational problems incurred in fiscal 2000 the numbers in the initial quarter to 2001 do not yet reflect all the improvements that have been implemented. Further some of the operational induced problems encountered in 2000 continued, albeit to a lesser degree into the first quarter of 2001. Problems remaining include;

* Revenues remained flat in the non supplies divisions with no significant new contracts;
* General and Administrative costs are still too high relative to the level of operations; and,
*    Residual  effects  of  short-term   financing  costs  negatively   impacted
     earnings.

     With much of fiscal 2000 and prior period issues arrested and/or eliminated the Company is now in a much improved position to complete turn around initiatives started in fiscal 2000 and move to profitability later in 2001.
Specifically:

*    The restructuring and realigning of operating divisions is complete;
*    New division  management  teams are in place and  appropriately  empowered;
     and,
*    Overall operating costs have been reduced.

     While these accomplishments are significant there remains a number of matters still needing to be fully implemented, including:

*    Securing additional equity capital investment;
*    Substantially expanding sales and marketing activities and results; and,
*    Upgrading internal information systems and communication infrastructures.

Results of Operations

     OneSource is engaged in delivering important equipment technology support services for information technology and industry specific equipment devices used in business, government and education on an outsourcing basis. The Company's service and product offerings are aligned in three closely related and complimentary business lines, including:

* Renewable long-term equipment maintenance services; * Equipment installation and integration services; and, * Equipment consumable supplies distribution.

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

     Overall consolidated results for the quarter ended March 31, 2001 were poor in many respects; maintenance division revenues were down significantly compared to the same period in 2000, as were the installation division and costs in all categories did not decrease pro-rata with the decrease in revenues in the three months ended March 31, 2001 compared to 2000. One bright spot in the first quarter of 2001 however was the continuing positive contribution made by the supplies distribution division.

     The following table sets forth selected consolidated operating results of OneSource for the quarters ended March 31, 2001 and 2000.

     Summary Income Statement                           2001         2000
------------------------------------------------  ------------   ------------
------------------------------------------------  ------------   ------------
Operating Revenues                                     662,729       890,545
------------------------------------------------  ------------   ------------
Cost of Revenues                                       421,637       540,636
------------------------------------------------  ------------   ------------
Gross Margins                                          241,092       349,909
------------------------------------------------  ------------   ------------
Selling, General and Administrative Expenses           462,228       469,458
------------------------------------------------  ------------   ------------
Operating Loss                                        (221,136)     (119,549)
------------------------------------------------  ------------   ------------
Other Income and (Expense)                             (76,708)       (8,332)
------------------------------------------------  ------------   ------------
Income (Loss) before Extraordinary Gain               (297,844)     (127,881)
------------------------------------------------  ------------   ------------
Extraordinary Gain                                           -        63,375
------------------------------------------------  ------------   ------------
Income (Loss) before Taxes                            (297,844)      (64,506)
------------------------------------------------  ------------   ------------
Income Benefit                                               -             -
------------------------------------------------  ------------   ------------
Net Loss                                              (297,844)      (64,506)
------------------------------------------------  ------------   ------------

Operating Revenues

     Total consolidated revenues decreased $228 thousand or 26% in the quarter ended March 31, 2001 compared to 2000 due to:

* Cancellation of a major equipment maintenance contract in the second half of fiscal 2000;
* Discontinuance of a significant sub-contractor commitment with another maintenance provider in the latter half of 2000; and,
* Lack of any new maintenance services and installation customers in all of fiscal 2000 or during the first quarter of 2001.

The following table shows the amounts each business segment contributed to consolidated revenues for the quarters ended March 31, 2001 and 2000.



Business Line Revenue Mix                             2001       %       2000    %
------------------------------------                -------    ---     -------- ---
Equipment Maintenance Revenues                      437,211     66      645,692  74
Equipment Installation and Integration Revenues           -      -       25,275   3
Equipment Supplies Revenues                         225,517     34      201,630  23
Total Business Line Revenues                        662,729    100      872,597 100

Equipment Maintenance Services

     Maintenance revenues decreased 32% in the quarter-ended March 31, 2001 compared to the same quarter in 2000 reflecting the loss in the second half of fiscal 2000 of two significant maintenance contracts, one the result of a customer's decision to do their own in-house maintenance (about a $120 thousand impact for the three months) and termination by the Company of a subcontract commitment with another service provider (approximately $65 thousand for the three months). The balance is due to a number of smaller account drop offs in the latter part of 2000 and early 2001. As the Company struggled operationally during much of fiscal 2000 because of parts procurement and logistics problems and field service delivery issues it was not successful in stemming the loss of these engagements. Further the division went the entire fiscal year 2000 without a seasoned sales team actively procuring new accounts for the division to replace lost revenues.

     This lack of new sales activity continued through most of the first quarter of 2001. A new sales plan was implemented in February 2001 and although by the end of March 2001 a number of new account proposals were pending, nothing significant was closed in the quarter. Management anticipates however that with the much improved procurement and field service delivery situation in 2001 compared to 2000 and the increased new sales activity in 2001, the Company will be able to replace lost revenues in the next two quarters and through the end of the year will be in a position to largely realize its 2001 maintenance revenue projections.

     On a percentage contribution basis, maintenance services accounted for sixty-six percent (66%) of total revenues in the quarter ended March 31, 2001 compared to seventy-four percent (74%) for the quarter ended March 31, 2000. Contributing to the decline is the increase in the supplies division revenues in the first quarter of 2001compared to 2000. Partially offsetting these results, the installation services division contribution also declined significantly in the first quarter of 2001 with zero contribution in the first quarter of 2001 from three percent (3%) in the quarter ended March 31, 2000.

     The Company's annualized contract service revenues declined from approximately $2.7 million at March 31, 2000 to about $1.5 million at March 31, 2001. This is primarily the result of the cancellation of two service contracts (approximately $700 thousand annualized) and the termination by OneSource of a third party sub-contracting relationship with another service company (about $250 thousand annualized). The contract cancellation was the result of a customer electing to provide its own maintenance services in-house and was not because of unsatisfactory service delivery quality on the part of OneSource. The Company terminated the sub-contracting relationship because of serious disruptions it caused in the Company's internal service delivery processes.

     At March 31, 2001 retail industry customers accounted for about seventy-six percent (76%) of maintenance revenues with about twenty percent (20%) derived from banking clients and four percent (4%) from other industries and governmental customers. This compares to seventy-four percent (74%) from retail, twenty-three (23%) from banking and three percent (3%) from other in the quarter ended March 31, 2000.

     The Company ended the first quarter of 2001 with a total backlog of renewable contract service revenues of approximately $2.5 million. In addition to long-term contract equipment service the Company also performs on-call time and materials service work that amounted to less than 10% of total service revenues for the quarters ended March 31, 2001 and 2000. This reflects the Company's continuing focus on increasing renewable contract services at the expense of unsolicited on call work.

Equipment Installation and Integration Services

     Fiscal 2000 represented a period of realignment and refocusing of this division's operations. The division was acquired in 1999 via a merger with a small local area network integrations company. The intent of the merger was to meld the division's installation/integration core competencies with the Company's large project specific equipment installation opportunities, which can be very lucrative and profitable. While progress was made in this regard by the end of 2000, the disruption caused in effecting the realignment during fiscal 2000 continued through the first quarter of 2001. Consequently no significant installation engagements were effected in the quarter ended March 31, 2001 resulting in decreased revenues for the division of $25 thousand or one hundred percent (100%) for the quarter ended March 31, 2001 compared to 2000.

Potential new engagements that were pending at the end of fiscal 2000 were not committed in the quarter ended March 31, 2001 due to deteriorating general economic conditions in the quarter that prompted the pending customers to delay their decisions to proceed. The operational and managerial glitches that dogged the division during all of fiscal 2000 have been overcome and the division is now positioned for growth. Management is committed to the installation and integration business and views it as very complementary to its renewable maintenance services. Accordingly a significant part of the Company's new sales plan is targeted to growing the division's contribution to consolidated results.

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

Consumable Supplies Distribution

     This division continued to be the Company's bright spot during the quarter ended March 31, 2001. Equipment supplies distribution accounted thirty-four percent (34%) of total consolidated revenues for the quarter ended March 31, 2001 compared to twenty-three percent (23%) during the first quarter of 2000. While some operational and management information disruptions occurred in fiscal 2000 from the integration of the new division into consolidated operations they were rectified with new management before year-end 2000.

     The new management team streamlined order entry and manufacturing procedures in the second half of fiscal 2000 and labor costs per unit and overhead expenses decreased accordingly for the division. Targeted sales programs were implemented late in the year and cash flow and profit contributions from this division greatly improved by year-end December 31, 2000. During the first quarter of 2001 the division increased revenues twelve percent (12%) compared to the three months ended

March 31, 2000.  At he same time division  management  continued to increase the size of  average  shipments  by  focusing  on  larger  account  sales  with  its significant Fortune 1000 customers. The Company's new sales plan also contemplates significantly expanding the division's contribution to consolidated results through the end of fiscal 2001.

     Prospectively management also expects to substantially expand this division's operations by targeting existing contract maintenance customers and by channeling a greater proportion of its distribution through the Internet. In this regard a new e-commerce portal, GOINK.com, was introduced in fiscal 2000 as the division's on-line Internet fulfillment delivery channel. This site was available to anyone on the Internet in addition to the Company's customer base. During trials in fiscal 2000 however, it became apparent that the site was geared primarily to consumers and retail customers ("business to consumer" customers (BtoC)) and not sufficiently robust for business-to- business (B2B) distribution the Company had intended. Accordingly the Company is presently engaged in revamping the website to afford the scalability desired for the Company's B2B objectives and anticipates having the new site fully operational by the end of the second quarter of fiscal 2001.

Profit Margins

     Absolute gross margin dollars dropped $109 thousand or thirty-one percent (31%) for the quarter ended March 31, 2001 compared to 2000. Consolidated margin contribution for the quarter ended March 31, 2001 also dropped to thirty-six percent (36%) from forty percent (40%) for the same period in 2000. The thirty-six percent (36%) margin for the first quarter of 2001 however is an improvement over the thirty-one percent (31%) realized for the year ended December 31, 2000. This increase confirms the positive effects of improvements the Company made in the second half of 2000 to improve operational results. The improved 36% margin for the first quarter of 2001 though is still not at levels Company management believes is achievable once all improvements have had time to be fully realized during the remaining periods of 2001. To assure this happens the Company is committed to the following activities;

* Significantly increasing sales and marketing endeavors to secure new business in all divisions,
* Continuing inventory procurement and logistics process enhancements throughout 2001;
* Further streamlining and consolidating staffing to curtail overtime and overhead costs; and
* Completing the systems infrastructure initiatives started in the first quarter of 2001.

     The following table shows gross profit results for each division for the quarter ended March 31, 2001 and 2000:

  Business Line Gross Profit                    2001       Gm%        2000    Gm%
-------------------------------------------   ----------  -----  ----------  -----
-------------------------------------------  -----------  -----  ----------  -----
Equipment Maintenance and Service GP             146,803     34     261,542    41
-------------------------------------------  -----------  -----  ----------  -----
Equipment Sales and Integration GP                     -      -      (1,702)   (7)
-------------------------------------------  -----------  -----  ----------  -----
Equipment Parts and Supplies GP                   94,289     42      90,069    45
-------------------------------------------  -----------  -----  ----------  -----
Total Business Line Gross Profit                 241,092     36     349,909    40
-------------------------------------------  -----------  -----  ----------  -----

Equipment Maintenance Services

     The maintenance division's seven percent (7%) decline in gross margin percentage for the quarter ended March 31, 2001 compared to 2000 is significant, yet is a positive improvement over the fourteen percent (14%) decline for the year ended December 31, 2000 compared to the prior year. The 7% decline reflects the legacy effects of a number of problems incurred in the division's operations during fiscal 2000. Service parts inventory and logistics and field service delivery issues in fiscal 2000 pulled down operating margins during the year but adjustments that were effected in last half of fiscal 2000 contributed to the improved first quarter margins compared to year end 2000.


     Strides made in controlling shipping costs and overtime also contributed to improved margins for the first quarter of 2001, yet new procurement systems and personnel are needed to completely resolve the inventory and logistics accountability problems. New management was installed in the last two months of fiscal 2000 and a priority objective of OneSource management is to have a new information and communications infrastructure platform in place and fully operational by the end of the second quarter of fiscal 2001. Notwithstanding the foregoing, management still believes that once these changes are fully implemented that the corporate goal of a target margin rate of 50% is attainable in the maintenance services division.

     Given the tighter integration of the Company's three divisions' operations now opportunities to cross-sell services and equipment supplies among the three are greater than before and management's intention is to expand revenues from existing customers in this manner as well as aggressively go after new accounts in each business segment. At the end of fiscal 2000 for example less than ten percent (10%) of the Company's supplies volume was shipped to the Company's other division customers. Similarly less than five percent (5%) of maintenance services were derived from other division's customers in the year ended December 31, 2000.

Equipment Installation and Integrations Services

     Installation and integration division was a non-contributor operationally for the quarter ended March 31, 2001. By the same token though it was also not a drain on cash or earnings in the quarter either. Following the division's acquisition in 1999 it continued its theretofore local area network equipment sales and integration operations through the end of that year. In early fiscal 2000 management redirected the division's scope of practice away from small network installation projects and into large-scale equipment implementation projects in support of OneSource's customer profile of large regional and/or divisions of national banking and retail companies. Doing so will more tightly integrate the Company's operating divisions and at the same time enable sales and marketing endeavors to more readily penetrate new customer opportunities.

     During 2000 this division had a number of failed false starts that substantially disrupted division operations. Consequently management cleaned house in the second half of 2000. Personnel changes were made and its customer mix was redirected to synergistically align with the Company's core business operations. By year-end 2000 the refocused division was able to propose on a couple of significant new business opportunities for new equipment implementation projects but because of declining general economic conditions the prospects delayed their decisions.

Consumables Supplies Distribution

     Gross margin percentages for the supplies division decreased three percent (3%) during the three months ended March 31, 2001 compared to 2000. Margins on purchased cartridges average thirty to thirty-five percent (30 to 35%) whereas margins on in-house manufactured ones average forty to fifty percent (40% to 50%). Resulting margins therefore are a function of the product mix between in-house versus outside purchased cartridge shipments and the division has been concentrating on the latter during the last half of fiscal 2000 and the first quarter of 2001.

     Anticipated future margins in the supply division are expected to hold steady at the current rate in fiscal 2001 as expansion continues and shipment mixes are refined in support of the greater customer base. Management believes a greater proportion of purchased cartridges will be required though to support the expected expansion of this division, particularly in the on-line Internet fulfillment site once it comes on line in the second half of fiscal 2001 which might have a slight damping effect on division margins.

General and Administrative Costs

     General and Administrative costs leveled off for the quarter ended March 31, 2001 compared to the same three months of 2000 but at sixty-two percent (62%) of total revenues the category still accounts for a disproportionate amount of consolidated operations. The following table details the significant cost categories;

  General and Administrative Expenses             2001       %            2000        %
---------------------------------------------  -----------  ----      -----------  -----
---------------------------------------------  -----------  ----      -----------  -----
General & Administrative Payroll                   163,604    25          164,423    18
---------------------------------------------  -----------  ----      -----------  -----
Legal and Professional Fees Paid                    48,131     7           46,055     5
---------------------------------------------  -----------  ----      -----------  -----
Facilities                                          50,838     8           60,336     7
---------------------------------------------  -----------  ----      -----------  -----
Medical and Casualty Insurance                      42,544     6           46,533     5
---------------------------------------------  -----------  ----      -----------  -----
Payroll Taxes Paid                                  69,218    10           30,675     3
---------------------------------------------  -----------  ----      -----------  -----
Telecommunication Expenses                          20,677     3           31,205     4
---------------------------------------------  -----------  ----      -----------  -----
Depreciation & amortization                         16,781     3            1,611     0
---------------------------------------------  -----------  ----      -----------  -----
Travel & Entertainment                               4,150     1            8,044     1
---------------------------------------------  -----------  ----      -----------  -----
Other                                               (6,773)   (1)          20,248     2
---------------------------------------------  -----------  ----      -----------  -----
Total General and Administrative Expense           409,170    62          409,130    46
---------------------------------------------  -----------  ----      -----------  -----


     Administrative costs bloated significantly during fiscal 2000 and while total general and administrative costs for the three months ended March 31, 2001 are largely even with the same costs for the first quarter of fiscal 2000, they are still excessive compared to the overall level of Company operations. Accordingly much of management's attention in fiscal 2000 through the quarter ended March 31, 2001 has been directed to this portion of the business in order to streamline and better integrate overall operations and reduce administrative costs.

     While administrative payroll and benefits are down some from previous levels at twenty-five percent of total revenues they are still too high. A number of reductions and redeployment of administrative personnel were made in the latter half of fiscal 2000 and during the first quarter of 2001 in order to lower this cost category. The full effect of certain reductions made in the quarter ended March 31, 2001 however will not be completely realized until later quarters because of severance and other related continuing costs. Also contributing to the disproportionate amount of administrative payroll and benefit costs is the current low revenue base. Operational problems through much of fiscal 2000 and the lack of any significant new business accounts during the same period has seriously stunted total revenues relative to the administrative foundation that is presently in place to support a much larger level of operations. Consequently in order to fully proportionately align administrative costs with consolidated revenues Company management is focusing on substantially increasing service and installation revenues during the balance of fiscal 2001.

     Legal and professional fees increased five percent (5%) at March 31, 2001 compared to 2000 as a result of a number of legacy issues stemming from fiscal 2000. Management believes the worst is past and all such matters are largely isolated and are being appropriately worked through. Legal fees therefore are anticipated to moderate and be lower than the amount incurred for all of fiscal 2000 by year-end. Higher professional fees also related to additional work required in connection with the Company's public filings and professional matters related to the restructuring.

     Facility costs decreased sixteen percent (16%) for the quarter ended March 31, 2001 compared to 2000 due to the closure of three satellite parts storage facilities in late fiscal 2000 as part of the Company's restructuring and realignment endeavors to cut costs and inefficiencies.

     Medical insurance and employee benefit costs declined nine percent (9%) in the first quarter of 2001 compared to the same period of 2000 because of the lower employee head count in fiscal 2001 compared to 2000. Even though the Company went to a PEO leasing company for all its employees in the second quarter of fiscal 2000 and as part of this move incurred significantly higher medical benefits and workman's compensation costs per employee the fewer number of employees in 2001 compared to 2000 more than offset the increased cost of utilizing a PEO. This change was made to help assure that the Company is in compliance with all regulatory reporting and filing requirements and that all employees were appropriately and uniformly covered throughout the Company's disparate geographic reach.

     The significant one hundred and twenty-six percent (126%) increase in payroll taxes during the quarter ended March 31, 2001 compared to 2000 reflects the accrual of an additional $40 thousand in the quarter in addition to payments of $10 thousand per month for prior years liabilities pursuant to an installment agreement the Company has with the IRS, (see Liquidity and Capital Resources below).

     Telecom expenses declined thirty-four percent (34%) for the quarter ended March 31, 2001 compared to 2000 as a result of the Company's cost cutting and streamlining initiatives during the past nine months which enabled management to incorporate a number of less costly yet equally utilitarian devices as part of the Company's geographically dispersed field service operations.

Selling Expenses

   Selling Expenses                        2001     %         2000      %
---------------------------------       --------  ----      --------  ----
---------------------------------       --------  ----      --------  ----
Sales and Marketing Compensation          40,419    6         52,441    6
---------------------------------       --------  ----      --------  ----
Selling & Service Expense                  2,176    0          7,671    1
--------------------------------        --------  ----      --------  ----
Marketing                                  4,428    1           (366)  (0)
--------------------------------        --------  ----      --------  ----
Meals & Entertainment                      5,995    1            582    0
--------------------------------        --------  ----      --------  ----
Training & Aids                               40    0              -    -
--------------------------------        --------  ----      --------  ----
Total Selling Expense                     53,058    8         60,328    7
--------------------------------        --------  ----      --------  ----

     Selling expenses decreased twelve (12%) in the quarter ended March 31, 2001 compared to the same period in 2000. The decrease reflects the Company's restart in the first quarter of 2001 of its sales and marketing plans. During much of fiscal 2000 the Company incurred disruptions and conflicted sales activity because of restructuring in the department. The effect of this restructuring is well documented with the lack of new maintenance and installation business during all of fiscal 2000 and the first quarter of fiscal 2001. The overall sales effort in fiscal 2000 is best characterized by a number of false starts and failed strategies. Management in early fiscal 2001 therefore orchestrated a new sales and marketing plan to address and fix the lack of sales results and accordingly the Company anticipates higher sales and marketing costs through the remainder of fiscal 2001 with their attendant increased in sales volumes.

     Marketing costs for the quarter ended March 31, 2001 increased compared to the same period of 2000 and countered the declines in the other sales categories. This increase is a result of the Company priming the pump for the new sales plan with some nominal trade show activity, tele- marketing and direct-response out bound sales activities during the quarter.

Operating Losses

     The eighty-five percent (85%) increase in operating loss for the quarter ended March 31, 2001 compared to 2000 reflects the residual effects of a number of operational problems that occurred in fiscal 2000 in two of the Company's operating divisions and a significantly disproportionate increase in general and administrative costs. The following table summarizes the totals;

   Net Losses                      2001   %    2000
--------------------------    --------- ---- ----------
--------------------------    --------- ---- ----------

Operating Losses               (221,136)  85  (119,549)
--------------------------    --------- ---- ----------
Interest Expenses               (72,938) 547   (11,265)
--------------------------    --------- ---- ----------
Other Income / (Expenses)        (3,770)(229)    2,933
--------------------------    --------- ---- ----------
Extraordinary Item                    - (100)   63,375
--------------------------    --------- ---- ----------
Net Losses                     (297,844) 362   (64,506)
--------------------------    --------- ---- ----------


     All of the operating loss occurred in the maintenance services and installation-integration divisions as the supplies distribution division turned a small profit for the first quarter of about $3 thousand. Staffing overtime, excessive shipping costs and inventory and logistics problems in the maintenance division were the culprit there and the transition and realigning activities in the installation division were responsible for that division's high losses. Also contributing to the losses was a bloated administrative function for all of fiscal 2000 and the quarter ended March 31, 2001.

Other Income and Expenses

     Interest expense increased significantly for the quarter ended March 31, 2001 compared to 2000 because of increases in outstanding interest bearing debt. Also contributing to the substantial increase was the amortization of $61 thousand in deferred financing costs that were incurred in arranging and securing certain short-term funding tranches during fiscal 2000. The Company decreased payments for penalties and interest charges associated with vendor purchases during the first quarter of 2000 compared to the same period in 2000 reflecting improvements the Company has made in its inventory and procurement operations.

Liquidity and Capital Resources

     The following table sets forth selected financial condition information as of March 31 2001 and December 31, 2000:


     Balance Sheet              2001      %          2000
-----------------------       --------- -----     ----------
-----------------------       --------- -----     ----------
Working Capital                (868,332)  (4)       (833,076)
-----------------------       --------- -----     ----------
Total Assets                  1,316,801  (11)      1,484,186
-----------------------       --------- -----     ----------
Debt Obligations                762,084   30        587,635
-----------------------       --------- -----     ----------
Shareholders' Deficit          (502,293) (27)       (394,609)
-----------------------       --------- -----     ----------

     Operational problems throughout much of fiscal 2000 caused the Company's cash burn-rate to escalate to in excess of $100 thousand per month in June and averaged almost $80 thousand per month through all of the second and third quarters. This cash short fall was finally arrested and reduced to about $35 thousand a month by the end of the first quarter of 2001 but not before it was necessary to secure additional funding while management grappled with restructuring and realigning operations to bring them to profitability. To do so in light of the Company's then diminished liquidity capacity required new equity capital which was invested but most of the new capital was in the form of short-term borrowings of $393 thousand through December 31, 2000 and an additional $150 thousand during the first quarter of 2001.

     Further, the short-term borrowings during fiscal 2000 ($393 thousand) included "equity sweeteners" as part of the deals, which further increased the cost of those short-term borrowings. This increase in short-term obligations is a primary reason for the further decline in working capital at March 31, 2001 compared to December 31, 2000 and the negative current ratio at March 31, 2001 of 43% compared to a 47% ratio at December 31, 2000. The amortization of the financing costs of these funding rounds also contributed (approximately $61 thousand) to the Company's loss for the quarter ended March 31, 2001. Also contributing to the diminished working capital ratio at March 31, 2001 is the liability of $439 thousand in current liabilities representing the obligation for shares of the Company's stock that were committed during the year ended December 31, 2000 and the first quarter of 2001 but were not yet issued at those dates. This obligation also had the negative effect of significantly decreasing Paid In Capital and pushing the Company's Stockholders' Equity balance into a deficit at March 31, 2001 and December 31, 2000.

     Notwithstanding the foregoing however, two of the liabilities making up total current liabilities, "Obligation for common stock to be issued" of $439 thousand and "Deferred revenue" of $155 thousand are non-cash in nature and accordingly have no cash flow impact on working capital. If these two items were excluded from the working capital ratio calculation on a pro forma basis, the pro forma working capital ratio at March 31, 2001 would be a negative .70.

     Further contributing to the decreased working capital position at March 31, 2001 compared to December 31, 2000 is the decrease in current asset balances at March 31, 2001. Accounts receivables decreased $44 thousand (15%) during the quarter as a result of lower revenues in the maintenance and installation divisions as well as improved collection practices. Inventories increased $48 thousand (18%) in support of improving operations generally but in the supplies division specifically. Both situations are the result of the Company's turn around initiatives implemented during the past nine months

     While current liabilities decreased slightly (4%) at of March 31, 2001 compared to December 31, 2000. Accounts payable decreased $145 thousand (42%) as a result of lower activity in the maintenance and installation divisions as well as improved payment practices as a result of the Company's clean up and process improvement endeavors implemented in late fiscal 2000 and continuing in the quarter. Accruals would have also decreased slightly during the first quarter of 2001 were it not for an additional accrual the Company made for withholding taxes as part of its ongoing negotiations with the IRS, (see below). Deferred revenue increased slightly ($11 thousand or 7%) at March 31, 2001 compared to December 31, 2000 because of the mix of contract maintenance agreements in place at March 31, 2001 compared to year-end. Partially offsetting these decreases are increases in the current portion of long term debt.

     At March 31, 2001 the Company and holders of four of the Company's notes payable that were due in March and June of 2001 entered into Note Deferral and Extension Agreements wherein each note holder agreed to defer all principal payments until July 15, 2001, where upon the Company has agreed to make a twenty-five percent (25%) principal payment to each note holder and the notes' due dates will extend to July 15, 2002. At the same date (July 15, 2001) the Company will begin making level monthly principal and interests payments over the remaining twelve-month period of the notes. As part of the agreements the Company has agreed to an increase in the interest rates of the notes from their stated twelve to fourteen percent (12% to 14%) to eighteen percent (18%). No additional consideration was given the note holders by the Company as part of the extension agreement.

     Although the Company's operations have significantly improved over the past nine months negative cash flows of approximately $35 thousand per month continued through the three months ended March 31, 2001. With most of the defined turn around improvements in place though, management anticipates that the Company will achieve breakeven cash flows by the end of the second quarter of 2001. This will be accomplished through a combination of continued cost reductions and increased revenues from continuing as well as new business situations. In order to assure the Company has sufficient cash resources until this time the Company is negotiating with a number of investment advisors and investors for additional bridge financing to carry the Company to breakeven status. Management is confident that it will be able to secure the capital needed to assure these short-falls are met while the Company continues to improve operationally to profitability.

     The Company is also engaged in negotiations with several investment banking firms and their advisors with the intent of securing equity funding of $1 to $3 million during fiscal 2001. A number of these negotiations have progressed sufficiently to the point where once the Company's stock is elevated to listing on NASDAQ's OTC BB one or more of these firms are anticipated to commit to the anticipated funding. Company management expects to complete all necessary application and regulatory requirements for OTC BB listing by the end of the second quarter of fiscal 2001.

     The Company and a group of investors executed an agreement on March 4, 2000 the Company and a group of investors executed an agreement with PF Holdings, Inc. ("PF") to purchase the promissory note held by PF with a face value of $285,000.00 and accrued interest of $36, 972 for $150,000 in cash and 175,000 shares of the Company's common stock with an estimated fair market value on March 4, 2000 of $93,438. The investors purchased 643,944 shares of the Company's common stock for $150,000. The proceeds in turn, together with the 175,000 shares, were used in the settlement of the debt. The carrying amount of the debt exceeded the $243,438 combined value of the consideration given to settle the debt, resulting in a gain of $58,474 net of income taxes of $4,901.

     At March 31, 2001 the Company had accrued delinquent payroll taxes, penalties and interest of approximately $210 thousand. While the Company is current in payment of all its payroll tax liabilities and has been throughout all of fiscal 2000 and year to date 2001 the IRS has been applying payments made toward the liability to the earliest periods and in so doing has been showing the current periods delinquent, when in fact they are not. The Company therefore is contesting this practice with the IRS in order to eliminate the false perception that the Company is delinquent and to prevent the application of cash payments to earlier quarters causing a compounding of penalties and interest.

     These liabilities relate to unpaid withholding taxes that were assumed as part of the LBO in 1997 and two additional tax periods in 1998 and 1999. Most of the total amount due consists of assessed penalties ($60 thousand) and interest ($80 thousand). The Company has an installment agreement in place with the IRS wherein it makes monthly payments of $10 thousand or more against this liability. Once the balance is paid the Company will apply for abatement of the penalties and request a refund of them. Based on present arrangement with the IRS, management believes that the Company will be able to successfully liquidate this liability without incurring any adverse effects on the Company's financial condition from actions of the IRS.

     In 1999 the Company completed two acquisitions with the issuances of shares of the Company's Common stock. While both transactions were completed with stock the company did incur significant non-operating costs of approximately $90 thousand in the last quarter of fiscal 1999 for facility relocation and other costs of integrating the operations into the consolidated group. The Company may acquire additional companies in the future and will attempt to do so with issuances of the Company's Common stock. To the extent cash is required to finance acquisitions in the future the Company will seek outside capital from investors rather than attempt to finance the cash component from operations.

Employees

     At March 31, 2001, the Company employed forty-one (41) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

Research and Development Plans

     The Company believes that research and development is an important factor in its future growth. The equipment service industry is closely linked to the technological advances of the products it services. Therefore, the Company must continually invest in learning the new technology to provide the best quality service to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to complete new training in the latest technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                          ONESOURCE TECHNOLOGIES, INC.
                                (Registrant)



Date: May 9, 2001          By: /s/Thomas E. Glasgow
                           --------------------------------
                           Thomas E. Glasgow, Chairman

                           By: /s/ Jerry M. Washburn
                           --------------------------------
                           Jerry M. Washburn, Chairman, President and CEO

                           By: /s/ Ford L. Williams
                           --------------------------------
                           Ford L. Williams, Director, Secretary and Treasurer

                           By: /s/ Donald C. Gause
                           --------------------------------
                           Donald C. Gause, Director

                           By: /s/William B. Meger
                           --------------------------------
                           William B. Meger, Director