Form 10QSB
period 2001-06-30
ONESOURCE TECHNOLOGIES INC
filed 2001-08-20
CIK 1118421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2001
Commission file no.: 000-30969

                          ONESOURCE TECHNOLOGIES, INC.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                               65-0691963
------------------------------------                       ---------------------
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                               Identification No.)

   7419 East Helm Drive
    Scottsdale, Arizona                                            85260
------------------------------------------                 ---------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (800) 279-0859

Securities to be registered under Section 12(b) of the Act:

     Title of each class                             Name of each exchange
                                                      on which registered
         None                                               None
-----------------------------------                -----------------------------

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

     As of June 30, 2001, there were 19,951,500 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements




ONESOURCE TECHNOLOGIES, INC.



TABLE OF CONTENTS

                                                                        PAGE


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001                           F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 2001  AND 2000                                            F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED
JUNE 30, 2001 AND 2000                                                   F-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-5

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2001
------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
Cash                                                                                     142,505
Accounts receivable                                                                      211,396
Inventories                                                                              341,461
Other current assets                                                                      11,834
 Total current assets                                                                    707,196

PROPERTY AND EQUIPMENT, net of accumulated depreciation $117,080                         241,601
GOODWILL, net of accumulated amortization of $27,652                                     244,230
DEFERRED INCOME TAXES                                                                    140,187
OTHER ASSETS                                                                              21,119

TOTAL ASSETS                                                                    $      1,354,333
                                                                                ================

LIABILITIES AND STOCKHOLDERS"  DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                             $        263,145
   Accrued expenses and other liabilities                                                263,360
   Deferred revenue                                                                      138,376
   Bank lines of credit                                                                  100,913
   Obligation for common stock to be issued                                              439,215
   Current portion capital leases                                                          1,719
   Current portion of long-term debt                                                     439,886
Total current liabilities                                                              1,646,615

CAPITAL LEASES -- LONG TERM PORTION                                                       11,377
NOTES PAYABLE - LONG-TERM PORTION                                                        293,389

Total liabilities                                                               $      1,951,381
                                                                                ----------------

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued
    Common Stock, $.001 par value, 20,000,000 shares authorized, 18,227,888     $         18,229
    issued at June 30, 2001and 3,376,403 subscribed but not issued at June 30, 2001
Paid in capital                                                                        2,272,435
Stock subscription                                                                     (806,250)
Accumulated deficit                                                                  (2,081,462)
                                                                                       (597,048)
                                                                                ----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $      1,354,333
                                                                                ================

       The accompanying notes are an integral part of this balance sheet.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
                                                                              Restated                           Restated
                                                           (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
                                                             2nd QTR          2nd QTR             YTD               YTD
                                                              2001              2000              2001             2000
                                                         ---------------  ----------------  ----------------  ---------------
Revenue, net                                               $     680,217   $       776,720    $    1,342,946   $    1,558,348

Cost of Revenue                                                  370,456           488,682           792,093          934,495
                                                         ---------------  ----------------  ----------------  ---------------
   Gross Profit                                                  309,761           288,038           550,853          623,853

General and Administrative Expenses                              243,958           302,025           643,677          682,165
Selling and Marketing Expenses                                    41,025            47,910            94,083          101,758
   Operating Income (Loss)                                        24,778          (61,897)         (186,907)        (160,070)
                                                         ---------------  ----------------  ----------------  ---------------

Other Income / (Expense)
  Interest expense                                              (85,582)          (11,135)         (158,520)         (18,724)


  Other income / (expense)                                      (24,143)           (9,242)          (27,913)          (6,309)
                                                         ---------------  ----------------  ----------------  ---------------
   Total other expense                                         (109,725)          (20,377)         (186,433)         (25,033)

Loss Before Extraordinary Item and Loss
  From Discontinued Operations                                  (84,947)          (82,274)         (373,340)        (185,103)

Extraordinary Item                                                            -     63,375                       -     63,375

Net Loss from Continuing Operations                       $     (84,947)  $       (18,899)   $     (373,340)  $     (121,728)
                                                         ---------------  ----------------  ----------------  ---------------

Discontinued Operations -
  Loss from operations of Net Express, Inc.                        (36,466)         (34,975)          (64,153)         (60,027)
  Estimated gain from disposal of net assets of Net
   Express, Inc.                                                   24,448                     -       24,448                      -
   Total loss from discontinued operations                       (12,018)          (34,975)         (39,705)           (60,027)
                                                         ---------------  ----------------  ----------------  ---------------
NET LOSS                                                 $       (96,965) $       (53,874)   $     (413,045)  $     (181,755)
                                                         ===============  ================  ================  ===============

Basic, before extraordinary item and loss from
   discontinued operations                                          $ *               $ *            ($0.02)          ($0.01)
                                                                    ====              ====                            =======
   Extraordinary gain                                                                 $ *                                $ *
                                                                                      ====                               ===
   Loss from discontinued operations                                $ *                                 $ *
                                                                    ====                                ===
   Estimated gain on disposal of discontinued net assets            $ *                                 $ *
                                                                    ====                                ===
   Net loss                                                         $ *               $ *            ($0.02)          ($0.01)
                                                                    ====              ====           =======          =======

Diluted, before extraordinary item and loss from
   discontinued operations                                          $ *                $ *           ($0.02)          ($0.01)
                                                                    ====                                              =======
   Extraordinary gain                                                                  $ *                               $ *
                                                                       =                                                 ===
   Loss from discontinued operations                                $ *                                 $ *
                                                                    ====                                ====
   Estimated gain on disposal of discontinued net assets            $ *                                 $ *
                                                                    ====                                ===
   Net loss                                                         $ *               $ *            ($0.02)          ($0.01)
                                                                    ====              ====           =======          =======

Weighted Average Shares Outstanding:
   Basic                                                      18,134,245        15,917,738        18,134,245       15,772,402
   Diluted                                                    18,134,245        15,917,738        18,134,245       15,772,402

* Less than $0.01 per share.

  The accompanying notes are an integral part of this statement of operations.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE SIX MONTHS ENDED JUNE 30

                                                                                                         Restated
                                                                                   (Unaudited)         (Unaudited)
                                                                                      2001                 2000
                                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                        ($413,035)          ($181,755)
      Depreciation and goodwill amortization                                              39,598              31,746
      Gain on retirement of debt                                                                            (63,375)
      Loss from discontinued operations                                                   39,705              60,027
      Amortization of deferred financing cost                                             99,979
      Stock issued in lieu of cash for services                                           37,228
      Non cash acrued expenses and other liabilities                                      62,090
      Changes in assets and liabilities
            Accounts receivable                                                           73,365              32,552
            Inventory                                                                   (68,206)            (30,910)
            Other current assets                                                           4,166           (154,844)
            Other assets                                                                (14,322)
            Accounts payable                                                            (82,745)               8,050
            Accrued expenses and other liabilities                                       (8,077)               (254)
            Deferred revenue                                                             (5,715)              33,375
              Net cash provided (used) by continuing operating activities              (235,969)           (265,388)
                                                                                ----------------      --------------
              Net cash provided (used) by discontinued operating activities             (77,260)            (60,027)
NET CASH Provided (used) by Operating Activities                                       (313,229)           (325,415)
                                                                                ----------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                               (18,218)           (164,067)

      Net cash provided (used) by investing activities                                  (18,218)           (164,067)
                                                                                ----------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                              355,409
   Payments on notes payable and capital leases                                         (57,898)           (179,380)
   Net receipts on line of credit                                                                             22,066
   Funds received for stock                                                                                  220,000
   subscriptions
   Obligation for common stock to be issued                                                                  353,930
              Net cash provided (used) by financing activities                           297,511             416,616
                                                                                ----------------      --------------

INCREASE (DECREASE) IN CASH                                                             (33,936)            (72,866)
CASH, January 1                                                                          176,441              37,692
CASH, June 30                                                                           $142,505           ($35,174)
                                                                                ================      ==============


   The accompanying notes are an integral part of this statement of cash flow.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE MONTHS ENDED MARCH 31

                                                                     (Unaudited)         (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:                                     2000                 2000
                                                                        ----                 ----
                                                                        $9,582              $5,578

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
   Common stock subscribed in exchange for notes receivable                               $278,438
   Common stock issued in exchange for note payable                                        $30,000


   The accompanying notes are an integral part of this statement of cash flow.

ONESOURCE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE SIX MONTHS ENDED JUNE 30, 2001 and 2000

1.   BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared by the Company without audit, pursuant the rules and regulations for financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company"s audited financial statements as of December 31, 2000. In the opinion of management, these unaudited financial statements reflect all adjustments which are necessary to present fairly the financial position and results ofoperations of the Company for such interim period. Operating results for the interim period are not necessarily indicative of results that may be expected for the entire year

2.   EXTINGUISHMENT OF DEBT

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

3.   STOCKHOLDERS' DEFICIT

Shares issued to employees and others for services are valued based on the fair value of the stock issued and/or the service rendered. Other non-monetary common stock transactions were valued at the trading price of the stock at the date of the transactions. The following table shows the number of shares issued, the amount recorded as expenseand the basis of valuation for shares issued for services in the six months ended June 30, 2001.



                          Shares
    Description           Issued     Cost per Share       Valuation Basis
    Issued for services   171,667       0.10        Stock price at commitment date
    Issued for employee   150,000       0.14        Stock price at commitment date
    compensation



Shares issued for services during the six months ended June 30, 2001 were issued in three separate transactions to non affiliates with a weighted average share price at the commitment date of $0.10 per share. The weighted average average price of shares granted to employees was $0.14 per share. These shares were granted in three separate transactions during the quarter.

The Company has a number of subscriptions for its common stock totaling 3,376,403 which are not yet issued at June 30, 2001. Shares committed but not issued are awaiting the implementation of a shareholder approved increase in authorized shares from 20 million to 50 million. The aggragate value of transactions for which shares have not yet been issued is $439,215.

4.   DISCONTINUED BUSINESS SEGMENT

In April 2001 the Company discontinued the operatons of its wholly owned subsidiary Net Express, Inc., (Net Express) and moved to dispose of the net assets of that business. No significant operations were conducted in Net Express during the three and six months ended June 30, 2001. The interim consolidated financial statements of the Company for the three and six months ended June 30, 2000 have been restated to show the net operating results of Net Express separately and net revenues of Net Express for the three and six months ended June 30, 2000 of $49,028 and $157,944 respectively are excluded from total consolidated revenues in the accompanying Consolidated Statement of Operations.

Discontinued assets are shown at their expected net realizable values and liabilities at their face values. Assets and liabilities of Net Express to be disposed of consisted of the following at June 30, 2001:


    Cash                                              $2,438
    Receivables                                       24,097
    Inventory                                         23,743
    Property and equipment                             2,526
    Payables and short-term borrowings              (77,252)
     Net assets                                    ($24,448)
                                                  ==========



5.   BUSINESS SEGMENTS

The Company"s revenues are derived from three closely related and complimentary service and product categories, 1) renewable contract equipment maintenance services, 2) equipment installation services and 3) value added equipment supply sales. The following table sets forth the salient operating contributions of each for the six months ended June 30, 2001 and 2000


                                  Maintenance    Integration          Supplies     Eliminations       Total
                                 ------------- -------------- ----------------- ----------------- -----------------
2001
Revenues                             $901,286             $0          $441,660                         $1,342,946
Inter-segment sales                     5,950              0             5,130        ($11,080)                 -
Operating (loss) income             (459,762)       (39,705)            86,422                           (413,045)
Depreciation and amortization          22,967              0            16,631                             39,598
Interest                              152,347              0             6,173                            158,520
Property & equipment purchases         13,979              0             4,239                             18,218
Total assets                       $1,366,132        $27,004          $451,487       ($500,975)        $1,343,648


2000
Revenues                           $1,173,811                         $392,820                         $1,558,348
Inter-segment sales                     7,681                            4,820        ($12,501)                 -
Operating (loss) income              (79,183)       (60,027)          (42,545)                          (181,755)
Depreciation and amortization          20,180                           11,250                             31,430
Interest                               16,267                            4,706                             20,973
Property & equipment purchases        178,707                         (12,716)                            165,991
Total assets                       $1,511,763        $99,399          $447,840       ($429,044)        $1,629,958

                                                                ********

Item 2.  Management's Discussion and Analysis of Operations

Introduction

The interim financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") for the six months ended June 30, 2001 and 2000. OneSource is engaged in three closely related and complimentary lines of IT and business equipment support activities, 1) equipment technology maintenance services, ("Maintenance") 2) equipment technology installation services, ("Installation") and 3) value added equipment technology supply sales, ("Supplies"). OneSource is a leader in the technology equipment maintenance and service industry and is the inventor of the unique OneSource Flat-Rate Blanket Maintenance System(TM). This program provides customers with a Single Source for all general office, computer and peripheral and industry specific equipment technology maintenance, installation and supplies products.

Results of Operations

Operating results are mixed in the six months ended June 30, 2001 compared to the same period in fiscal 2000. The following table summarizes the comparative results for the two periods:

Summary of Operations                            2001         2000 Restated
--------------------------------------------------------------------------
   Revenues                                   $  1,342,946    $ 1,558,348
   Cost of Revenue                            $     792,093   $   934,495
   Gross Margin                               $     550,853   $   623,853
   Selling General and Administrative Costs   $     719,524   $   783,923
   Operating Loss before Extraordinary Gain   $   (168,671)   $  (160,070)
   Other Income (Expense)                     $   (186,432)   $   (25,033)
   Extraordinary Gain                         $          -    $    63,375
--------------------------------------------- --------------- ------------
   Loss from Discontinued Operations          $    (64,153)   $   (60,027)
--------------------------------------------- --------------- ------------
   Net Loss                                   $   (413,035)   $  (181,755)
--------------------------------------------- --------------- ------------

Fiscal 2001 results reflect management's changed focus and strategic emphasis for the Company. The Company's rapid growth and expansion in 1999 and 2000 contributed to a number of operational problems that adversely impacted the Company's operating results in fiscal 2000 and year-to-date 2001. While they were not as evident in the first half of 2000 they compounded and accelerated in the latter half of that year. The problems centered on a) contraction of core maintenance revenues and b) abnormally high operating costs stemming from disparate and competing agendas among the Company's operating divisions.

In January 2001 the Board of Directors installed a new Chairman to lead and direct a restructuring of operations to position the Company for profitable future operations by the end of 2001. The new Chairman was given card blanche to make whatever changes he deemed warranted to accomplish this objective. While operating results for the fist six months of fiscal 2001 don't yet show the effects of a number of improvements that have been implemented results for the three months ended June 30, 2001 do compared to the same three months ended in fiscal 2000.

Consolidated revenues declined in the first six months of 2001 by fourteen percent (14%) compared to the same six month period in fiscal 2000 but the decline narrowed to twelve percent (12%) in the three months ended June 30, 2001 compared to the same three month period in fiscal 2000. Further, operating margins improved in 2001 compared to fiscal 2000 by one prevent (1%) and nine (9%) in the first six months and three months respectively. These improved operating trends, particularly in the latest three months are the result of a) right sizing Company staff, b) realigning operating divisions, c) general cost cutting and d) streamlining and empowering management.

In April the Company discontinued the operations of its wholly owned subsidiary Net Express, Inc. and implemented a plan to dispose of the net asset of that division. Too much of Net Express's activities we concentrated in the highly competitive and low margin network hardware sales and integration industry which drained resources from the Company's core equipment maintenance and installation divisions. The net effects of discontinued operations are shown separately in the Consolidated Statement of Operations for the three and six months ended June 30, 2001 and 2000.

While OneSource's core operating divisions show significant improvement on gross margins the Company continues to absorb unusually high General and Administrative costs as a result of legacy issues related to past problems. Most of these costs relate to salary and related benefits and taxes and legal and professional costs related to controlling and managing the issues.

Revenues

Most of the revenue decline in the six months ended June 30, 2001 compared to the six months ended June 30, 2000 occurred in the maintenance division with the balance in installation operations. The supplies division has been showing consistently improving levels of operations in fiscal year-to- date 2001 compared to the same period in 2000 as the following table illustrates:

Revenues                                 2001          2000 Restated
------------------------------------- ------------     -------------
   Maintenance and Installation       $   915,845      $   1,158,072
   Supplies                           $   427,101      $     400,276
------------------------------------- ------------     -------------
       Total                          $ 1,342,946      $   1,558,348
------------------------------------- ------------     -------------

In June of fiscal 2000 the Company lost a significant maintenance contract ($450,000 annualized) when the client elected to do maintenance in-house and in August the Company terminated a significant subcontracting relationship worth about $250,000 thousand annually because it didn't synergistically fit OneSource's approach to service delivery. Installation services were suspended in early fiscal 2001 so management could focus the Company's limited resources on improving and strengthening the Company's core maintenance and supplies division operations. To the degree installation opportunities arise in line with present geographic and staffing resources the Company will pursue and engage them but in the near-term management is concentrating on the maintenance and supplies divisions. Now that operational efficiencies and customer satisfaction levels have improved management will focus greater attention on growing revenues of these divisions via both current account extensions as well as through out-bound sales and marketing efforts.

Supply division revenues increased seven percent (7%) in the first six months ended June 30, 2001 compared to the same period in fiscal 2000. This increase was realized in spite of not having the division's planned Internet distribution channel on line in the period and represents non-Internet new customer acquisition and expanded present customer shipments. Management is committed however to bring the division's web-based distribution delivery system on-line in the third quarter of 2001 in order to significantly enhance division revenue expansion to existing as well as potential new accounts. A featured focus of this endeavor will be to more deeply cross-sell division products and services into the Company' maintenance and installation customer bases.

Operating Costs and Gross Margins

As noted overall operating margins for the six months ended June 2001 improved to forty-one percent (41%) compared to forty percent (40%) in the fiscal period ended June 30, 2000. Year to date gross margin on maintenance services declined from forty-four percent (44%) in fiscal 2000 to forty-one percent (41%) in the first six months of fiscal 2001. This decline however was offset by a significant fourteen percent (14%) increase in supply division margins. Improved inventory and remanufacturing controls largely account for the elevated level of margins in that division.

Overall costs are down in both divisions particularly in the three months ended June 30, 2001 compared to the same period in fiscal 2000. Operating margins in the three months ended June 30, 2001 were forty-six percent (46%) compared to only thirty-seven percent (37%) for the three months ended June 20, 2000. These improvements document that changes implemented earlier in fiscal 2001 are starting to reflect in reported results particularly results for the three months ended June 30, 2001 which show a the small operating profit of $25 thousand. This represents the Company's first operating profit in over three years.

Selling, General and Administrative Costs

These costs declined in the six and three months ended June 30, 2001 six percent (6%) and nineteen percent (19%) respectively compared to the six and three months ended June 30, 2000. While down from the prior year these costs at 55% of gross revenues were still excessively high. In the quarter ended June 30, 2001 these costs declined as a percent of revenues to 42% showing improving results from management's restructuring initiatives numbers.

General and Administrative                   2001      2000 Restated
----------------------------------------- -----------  ------------
   Salaries Wages and Benefits            $   402,252  $   359,098
   Facilities                             $   116,166  $   104,626
   Legal and Professional                 $    43,548  $   100,730
   Telecommunication Costs                $    33,869  $    32,531
   Travel and Entertainment               $    15,365  $    39,547
   Other                                  $    32,477  $    45,633
----------------------------------------- -----------  ------------
      Total                               $   643,677  $   682,165
----------------------------------------- -----------  ------------

While overall costs declined in the first half of 2001 compared to the prior year salary and facility categories show increases versus the otherwise declining trend. In both instances however actual costs declined in fiscal 2001 compared to 2000 as a portion of facility costs were classified differently in 2000. Comparatively facility costs remained level in the six months ended June 30, 2001 compared to the same period in 2000. Similarly salary and benefit costs in fiscal 2001 included a $68 thousand charge for additional trust fund taxes related to periods prior to 2001 that was accrued in the first quarter of 2001. Without this charge current 2001 six months results are comparable to the first six months of fiscal 2000. For the three months ended June 30, 2001 compared to the same three months of fiscal 2000 these costs are down reflecting improvements and cuts that management has installed during fiscal 2001 to curtail and reduce operating costs. As of June 30, 2001 total Company staff had been reduced to 37 employees from 56 at the same time last year. Substantially all these reductions occurred in the latter month of the first quarter and throughout the second quarter. Accordingly the full impact of the reductions is not yet evident in the first half results but will be more manifest in the next quarter.

Sales and Marketing                                2001     2000 Restated
-------------------------------------------  ----------     -------------
   Salaries Commissions and Benefits         $   72,532     $     86,269
   Advertising and Promotion                 $   11,937     $     11,325
   Travel and Entertainment                  $     9,61     $      4,164
-------------------------------------------  ----------     -------------
      Total                                  $   94,080     $    101,758
-------------------------------------------  ----------     -------------

The decline in selling costs is largely the result of the Company's turnaround restructuring activities. The paramount objective of this effort was to streamline overall operations and redirect corporate resources toward improving the Company's core maintenance and supplies division operating infrastructures and management. To some degree sales and marketing became a casualty of this redirected focus and accordingly took a back seat while the realignment was being implemented. Now that operational and management changes are largely in place and the attendant foundation secure management is concentrating on implementing and significantly supporting the sales and marketing plans that have been heretofore on hold pending completion of the strategic redirectional thrust of the Company.

Loss from Continuing Operations

The Company again incurred a loss from continuing operations for the three and six months ended June 30, 2001. The magnitude of the loss however declined significantly in the three months ending June 30, 2001 compared to the first three months of the same year. The Company in fact would have realized breakeven operating results for the latest quarter were it not for the significant interest costs it absorbed in the period.

Interest and Other Income (Expense)

Other Income (Expense)          2001         2000 Restated
-------------------------     -------------  -------------
   Interest                   $   (158,520)  $  (18,724)
   Other                      $    (27,912)  $   (6,309)
-------------------------     -------------  ------------
      Total                   $   (186,432)  $  (25,033)
-------------------------     -------------  ------------

These costs are up seven fold in fiscal 2001 compared to the six months ended June 30, 2000 and account for fully one half of the first six-month 2001 loss and all the loss for the three months ended June 30, 2001. Substantially all the increase is due to interest expense related to Company short- term borrowings over the past nine months in support of funding needed to cover the Company's turnaround. About $100 thousand of the interest represents "financing costs" incurred as deal sweeteners (stock and/or warrants) offered to secure short-term debt capital in 2000, a portion of which was deferred at year-end 2000 and amortized in fiscal 2001 as a result of recent accounting profession and SEC pronouncements. While these costs didn't utilize corporate cash the value of the sweeteners was required to be charged to earnings under the new pronouncements. Because of the revised accounting for such debt sweeteners the Company has not entered into any similar deal structures in fiscal 2001 and accordingly should not have to absorb these costs in the future.

Liquidity and Capital Resources

The following table sets forth selected financial condition information as of June 30, 2001 compared to December 31 2000:

Balance Sheet -                            2001              2000 Restated
   Working Capital                      ($939,420)             ($833,107)
   Total Assets                        $1,343,648             $1,493,946
   Debt Obligations                      $847,284               $587,635
   Shareholders' (Deficit) Equity       ($607,733)             ($384,849)

Liquidity and sufficient capital continued to be a problem during the first six months of 2001. Costs continued to exceed revenues throughout the quarter and while a significant proportion of total costs were non-cash charges the company continued to operate in a cash flow negative position through the first six months ended June 30,2001 which necessitated funding the short falls with short-term borrowings. Further, the short-term lenders required "equity sweeteners" as part of the deals, which further increased the cost of the short-term borrowings. This increase in short-term obligations is a primary reason for the sharp decline in working capital at June 30, 2001 and the negative current ratio at June 30, 2001 of .43% compared to .47% at December 31, 2000. The financing cost of these funding rounds is also a significant contributor (approximately $150 thousand) to the Company's loss for the six months ended June 30, 2001.

Also contributing to the diminished working capital ratio at June 30, 2001 is the liability of $439 thousand in current liabilities representing the obligation for shares of the Company's stock that were subscribed during the year ended December 31, 2000 but were not yet issued at June 30, 2001. This obligation also had the negative effect of significantly decreasing Paid In Capital and Stockholders' Equity at June 30, 2001.

Further contributing to the decreased working capital position at June 30, 2001 compared to year-end 2000 is the decrease in current asset balances at June 30, 2001. Accounts receivable decreased as a result of the decrease in maintenance and installation revenues and while inventories increased they did so at a lesser amount. While current liabilities increased slightly (4%) as of June 30, 2001 compared to December 31, 2000 substantially all of the increase was due to short-term borrowings. Every other current liability balance decreased at June 30, 2001 compared to year-end 2000 except accruals and other liabilities, which increased as a result of a significant payroll tax charge related to prior periods. Declines in the rest of current liabilities is the result of the Company's improved cost controls and management initiatives related to the turnaround program.

In March 2001 the Company and holders of four of the Company's notes payable that were due in March and June of 2001 entered into Note Deferral and Extension Agreements wherein each note holder agreed to defer all principal payments until July 15, 2001, whereupon the Company has agreed to make a twenty-five percent (25%) principal payment to each note holder and the notes' due dates will extend to July 15, 2002. At the same date (July 15, 2001) the Company will begin making level monthly principal and interests payments over the remaining twelve-month period of the notes. As part of the agreements the Company has agreed to an increase in the interest rates of the notes from their stated twelve to fourteen percent (12% to 14%) to eighteen percent (18%).

The Company is also engaged in negotiations with several investment banking firms and others with the intent of securing equity funding of $1 million. These negotiations were continuing as of June 30, 2001, but no commitment has been made, as of the date of this report.

To improve the Company's financial position, the Company and a group of investors executed an agreement in March 2000 with PF Holdings, Inc. (PF) to purchase the promissory note held by PF with a face value of $285,000 and accrued interest of $36,972 for $150,000 in cash provided by the investors and 175,000 shares of the Company's common stock with a fair market value on March 4 of $93,438.00. The investor group exchanged the promissory note for 643,944 shares of OneSource stock. The investor's are restricted from selling the combined 818,944 shares of stock for a period of one year. Completion of this transaction resulted in a stet gain of $63 thousand.

At June 30, 2001 the Company had accrued delinquent payroll taxes, penalties and interest of approximately $149,000. While the Company is current in payment of all its payroll tax liabilities and has been since April 2000 and has been making $11,500 a month payments against the past accrual the IRS has been applying payments to penalty and interest first then to taxes. The Company therefore in July 2001 submitted an offer in compromise to settle this issue. These liabilities relate to unpaid withholding taxes that were assumed as part of the LBO in 1997 and two (2) additional tax periods in 1998 and 1999. Management believes the Company will be able to successfully liquidate this liability without incurring any adverse effects on the Company's financial condition from actions of the IRS.


Employees

At June 30, 2001, the Company employed forty-one (41) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

5.1      [4]      Opinion of Mintmire & Associates

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

10.25    [3]      Promissory Note by the Company in favor of Barry Zemel dated August 29, 2000.

10.26    [4]      OneSource Technologies, Inc. Year 2001  Employee/Consultant Stock Compensation
                  Plan

23.1     [4]      Consent of Marshall & Weber, CPA's, P.L.C.

23.2     [4]      Consent of Mintmire & Associates  (contained in the opinion filed as Exhibit 5.1)
-------------------------------

[1] Filed as an exhibit to the Company Registration Statement on Form 10SB filed July 10, 2000.

[2] Filed as an exhibit to the Company's first amended Registration Statement on Form 10SB filed October 13, 2000.

[3] Filed as an exhibit to the Company's third amended Registration Statement on Form 10SB filed January 26, 2001.

[4] Filed as an exhibit to the Company's Registration Statement on Form S-8 filed July 25, 2001.
----------------------------
(* filed herewith)

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ONESOURCE TECHNOLOGIES, INC.
                                    (Registrant)

Date: August 20, 2001      By: /s/Thomas E. Glasgow
                           ------------------------------------
                           Thomas E. Glasgow, Chairman

                           By: /s/ Jerry M. Washburn
                           ------------------------------------
                           Jerry M. Washburn, President, CEO,
                           acting Secretary, acting Treasurer and Director

                           By: /s/ Donald C. Gause
                           ------------------------------------
                           Donald C. Gause, Director

                           By: /s/ Norman E. Clark
                           ------------------------------------
                           Norman E. Clark, Director