Form 10QSB
period 2001-09-30
ONESOURCE TECHNOLOGIES INC
filed 2001-11-14
CIK 1118421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2001

Commission file no.: 000-30969

                          ONESOURCE TECHNOLOGIES, INC.
                ------------------------------------------------
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

     As of September 30, 2001, there were 25,030,123 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

ONESOURCE TECHNOLOGIES, INC.



                                              TABLE OF CONTENTS

                                                                         Page


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001                      F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000                        F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS
ENDED SEPTEMBER 30, 2001 and 2000                                        F-3

FOOTNOTES                                                                F-4

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2001
---------------------------------------------------------------------------------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
Cash                                                                       $     34,825
Accounts receivable                                                             433,269
Inventories                                                                     350,682
Other current assets                                                              8,747
 Total current assets                                                           827,523

PROPERTY AND EQUIPMENT, net of accumulated depreciation $152,998                223,922

GOODWILL, net of accumulated amortization of $35,012                            239,652

DEFERRED INCOME TAXES                                                           140,187

OTHER ASSETS                                                                    151,053

TOTAL ASSETS                                                               $  1,582,337
                                                                           ============

LIABILITIES AND STOCKHOLDERS" DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                             328,968
   Accrued expenses and other liabilities                                       239,212
   Deferred revenue                                                             146,252
   Bank lines of credit                                                         100,913
   Obligation for common stock to be issued                                     177,901
   Current portion capital leases                                                10,427
   Current portion of long-term debt                                            507,045
Total current liabilities                                                     1,510,718

NOTES PAYABLE - LONG-TERM PORTION                                               293,389

Total liabilities             Loss from discontinued operations, net          1,804,107
                                                                           ------------
STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued
    Common Stock, $.001 par value, 50,000,000 shares authorized, 23,406,511 issued at September 30, 2001and 1,623,612 subscribed but not issued
    at September 30, 2001                                                        23,407
Paid in capital               Loss from discontinued operations, net          2,696,123
Accumulated deficit                                                          (2,135,050)
                                                                                584,480
                                                                           ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $  2,388,587
                                                                           ============

         The accompanying notes are an integral part of this statement.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                         Restated                          Restated
                                                     (Unaudited)       (Unaudited)     (Unaudited)       (Unaudited)
                                                       3rd QTR           3rd QTR           YTD               YTD
                                                        2001               2000           2001              2000
                                                     -------------    --------------   -------------    -------------
REVENUE, net                                         $     712,556    $      631,407    $  2,055,502    $   2,189,755

COST OF REVENUE                                            425,121           481,985       1,217,214        1,416,480
                                                     -------------    --------------   -------------    -------------
      GROSS PROFIT                                         287,435           149,422         838,288          773,275

GENERAL and ADMINISTRATIVE EXPENSES                        253,577           421,321         897,254        1,103,485
SELLING and MARKETING EXPENSES                              46,599            27,912         140,682          129,670
      Operating Income (Loss)                              (12,741)         (299,811)       (199,648)        (459,880)
                                                     -------------    --------------   -------------    -------------

OTHER INCOME / (EXPENSE)
   Interest expense                                        (39,432)           (5,045)       (197,952)         (23,769)
   Other income / (expense)                                  7,692            (5,340)        (20,221)         (11,649)
                                                     -------------    --------------   -------------    -------------
      Total other expense                                  (31,740)          (10,385)       (218,173)         (35,418)

LOSS BEFORE EXTRAORDINARY ITEM and
LOSS FROM DISCONTINUED OPERATIONS                          (44,481)         (310,196)       (417,821)        (495,298)

EXTRAORDINARY ITEM                                               -            63,375               -           63,375

NET LOSS FROM CONTINUING OPERATIONS                        (44,481)         (246,821)       (417,821)        (431,923)
                                                     -------------    --------------   -------------    -------------

DISCONTINUED OPERATIONS -
   Loss from operations of Net Express, Inc.                (9,107)          (47,385)        (73,260)        (107,412)
   Estimated gain from disposal of net assets of Net
   Express, Inc.                                                 -                 -         24,448                 -
   Total loss from discontinued operations                       -           (47,385)       (48,812)         (107,412)
                                                     -------------    --------------   -------------    -------------
NET LOSS                                             $     (53,588)     $   (294,206)  $   (466,633)    $    (539,335)
                                                     =============    ==============   =============    =============

Basic, before extraordinary item and loss from
      discontinued operations                                 $ *            ($0.02)         ($0.02)          ($0.03)
                                                              ====           =======                          =======
      Extraordinary gain                                                        $ *                              $ *
                                                                                ====                             ===
      Loss from discontinued operations, net                  $ *                               $ *
                                                              ====                              ===
      Net loss                                                $ *            ($0.02)         ($0.02)          ($0.03)
                                                              ====           =======         =======          =======

Diluted, before extraordinary item and loss from
      discontinued operations                                 $ *            ($0.02)         ($0.02)          ($0.03)
                                                              ====                                            =======
      Extraordinary gain                                                         $ *                             $ *
                                                                                                                 ===
      Loss from discontinued operations, net                  $ *                               $ *
                                                              ====                              ===
      Net loss                                                $ *            ($0.02)         ($0.02)          ($0.03)
                                                              ====           =======         =======          =======

Weighted Average Shares Outstanding:
      Basic                                             20,634,789        17,749,885      19,951,500       15,927,669
      Diluted                                           20,634,789        17,749,885      19,951,500       15,927,669

         The accompanying notes are an integral part of this statement.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE NINE MONTHS ENDED SEPTEMBER 30

                                                                                                        Restated
                                                                                 (Unaudited)           (Unaudited)
                                                                                    2001                  2000
                                                                                    ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                $        (466,633)    $       (539,335)
        Depreciation and goodwill amortization                                             43,637               43,073
        Gain on retirement of debt                                                                             (63,375)
        Loss from discontinued operations                                                  48,812              107,412
        Amortization of deferred financing cost                                            99,979
        Stock issued in lieu of cash for services                                         186,598              126,358
        Non cash acrued expenses and other liabilities                                     62,090
        Changes in assets and liabilities
            Accounts receivable                                                          (148,508)             144,705
            Inventory                                                                     (77,427)              88,124
            Other current assets                                                            7,253             (132,732)
            Other assets                                                                 (144,256)            (109,009)
            Accounts payable                                                              (16,922)             (97,298)
            Accrued expenses and other liabilities                                         29,864             (110,907)
            Deferred revenue                                                                2,161              (59,656)
                                                                                -----------------     ----------------
                 Net cash provided (used) by continuing operating activities             (373,352)            (602,640)
                                                                                -----------------     ----------------
                 Net cash provided (used) by discontinued operating activities            (74,185)            (107,412)
                                                                                -----------------     ----------------
NET CASH Provided (used) by Operating Activities                                         (447,537)            (710,052)
                                                                                -----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                               (18,218)             (91,672)

                 Net cash provided (used) by investing activities                         (18,218)             (91,672)
                                                                                -----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                             385,516              445,094
     Payments on notes payable and capital leases                                         (61,377)            (277,058)
     Net receipts on line of credit                                                                             22,066
     Funds received for stock subscriptions                                                                    220,000
     Obligation for common stock to be issued                                                                  353,930

INCREASE (DECREASE) IN CASH                                                              (141,616)             (37,692)
CASH, January 1                                                                           176,441               37,692
CASH, June 30                                                                   $          34,825     $              -
                                                                                =================     ================
        Loss from discontinued operations, net


         The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

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


3.   STOCKHOLDERS' DEFICIT

     Shares issued to employees and others for services are valued based on the fair value of the stock issued and/or the service rendered. Other non-monetary common stock transactions were valued at the trading price of the stock at the date of the transactions. The following table shows the number of shares issued, the amount recorded as expense and the basis of valuation for shares issued for services in the nine months ended September 30, 2001.

                                        Shares      Cost per
     Description                        Issued      Share        Valuation Basis
     Issued for services                  686,667   0.06         Stock price at commitment date
     Issued for employee compensation   1,000,000   0.13         Stock price at commitment date



     Shares issued for services during the nine months ended September 30, 2001 were issued in six separate transactions to non affiliates with a weighted average share price at the commitment date of $0..06 per share. The weighted average average price of shares granted to employees was $0.13 per share. These shares were granted in five separate transactions during the nine months.

     The Company has a number of subscriptions for its common stock totaling 1,623,612 which are not yet issued at September 30, 2001. The aggragate value of transactions for which shares have not been issued is $177,901.

4.   DISCONTINUED BUSINESS SEGMENT

     In April 2001 the Company discontinued the operatons of its wholly owned subsidiary Net Express, Inc., (Net Express) and moved to dispose of the net assets of that business. No significant operations were conducted in Net Express during the three and nine months ended September 30, 2001. The interim consolidated financial statements of the Company for the three and nine months ended September 30, 2000 have been restated to show the net operating results of Net Express separately and net revenues of Net Express for the three and nine months ended September 30, 2000 of $79,008 and $236,952 respectively are excluded from total consolidated revenues in the accompanying Consolidated Statement of Operations.

     Discontinued assets are shown at their expected net realizable values and liabilities at their face values. Assets and liabilities of Net Express to be disposed of consisted of the following at September 30, 2001:

        Cash                                             $2,438
        Receivables                                      24,097
        Inventory                                        23,743
        Property and equipment                            2,526
        Payables and short-term borrowings             (77,252)
        Net assets                                    ($24,448)
                                                   ==============


5.    BUSINESS SEGMENTS

     The Company"s revenues are derived from three closely related and complimentary service and product categories, 1) renewable contract equipment maintenance services, 2) equipment installation services and 3) value added equipment supply sales. The following table sets forth the salient operating contributions of each for the nine months ended September 30, 2001 and 2000


                                 Maintenance   Integration  Supplies   Eliminations       Total
                                 ------------- ------------ ---------- ------------- -------------
2001
Revenues                            $1,390,239          $0    $665,263                $2,055,502
Inter-segment sales                      5,950           0       5,130    ($11,080)            -
Operating (loss) income               (492,454)    (48,812)     90,370                  (450,896)
Depreciation and amortization           25,317           0      18,320                    43,637
Interest                               189,157           0       8,795                   197,952
Property & equipment purchases          13,979           0       4,239                    18,218
Total assets                        $1,498,911     $27,004    $418,732   ($346,573)   $1,598,074


2000 Restated
Revenues                            $1,603,265                $610,774                $2,189,755
Inter-segment sales                     17,681                   6,603    ($24,284)
Operating (loss) income               (378,847)   (107,414)    (53,074)                  (539,335)
Depreciation and amortization           17,403                  18,304                    35,707
Interest                                15,412                   8,356                    23,768
Property & equipment purchases         101,470                  (9,798)                   91,672
Total assets                        $1,449,378     $99,399    $420,282   ($491,802)   $1,477,257

                                    ********

Item 2.  Management's Discussion and Analysis of Operations

General

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitation on resale and (vi) each of the parties is a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     In the quarter, 3,534,025 shares of the Company's restricted common stock were issued to four (4) individuals in connection with funding, 2,176,404 shares of the Company's restricted common stock was issued to nineteen (19) individuals in connection with employee/consulting services and 75,000 shares of the Company's unrestricted common stock was issued to the Company's legal counsel for legal services rendered pursuant to a Registration Statement filed on Form S-8. For such issuances, the Company relied upon the 506 Exemption, Section 14-4-140 of the Arizona Code, Section 517.061(11) of the Florida Code, Section
130.293 of the Illinois Code, Section 11.602 of the Maryland Code, Rule 803.7 and Section 402(b)(21) of the Michigan Code, Section 211(b) of the Pennsylvania Code and Section 48-2-125 as interpreted by Rule 0780-4-2-.11. of the Tennessee Code. No state exemption was necessary for the sale(s) to Canadian resident(s).

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

     The facts relied upon to make the Florida Exemption applicable include the following: (i) sales of the shares of common stock were not made to more than thirty-five (35) persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and was available for such questioning.

     The facts relied upon to make the Illinois Exemption available include the following: (i) the Company filed a completed SEC Form D with the Illinois Securities Department of the Secretary of State; and (ii) the Company paid an appropriate filing fee to the Illinois Securities Department.

     The facts relied upon to make the Maryland Exemption available include the following: (i) the Company submitted a manually signed SEC Form D, Notice of Sale of Securities Pursuant to Regulation D with the Securities Division; (ii) the form was filed no later than fifteen (15) days after the securities were first sold in Maryland; (iii) the Company submitted a Form U-2, Uniform Consent to Service of Process, and a Form U-2A, Uniform Corporate Resolution consenting to service of process in Maryland; (iv) the Company provided the Securities Division with the date of the first sale of the securities in Maryland under the offering; (v) the Company provided the Securities Division with the name and CRD number, if any, of at least one (1) broker-dealer or issuer agent that will effect transactions in the securities in Maryland; and (vi) the Company paid the appropriate fee of $100 to the State of Maryland.

     The facts relied upon to make the Michigan Exemption available include the following: (i) the Company filed a completed SEC Form D with the Michigan Securities Division; (ii) the Company executed a Form U-2 consent to service of process in the state of Michigan; (iii) the Forms were filed not later than fifteen (15) days after the first sale of the securities in Michigan; (iv) the Company provided the Michigan State Securities Administrator a copy of the information furnished by the Company to the offerees, which constitutes disclosure adequate to satisfy the anti-fraud provisions of the act; and (v) the Company paid an appropriate filing fee of $100.

     The facts relied upon to make the Pennsylvania Exemption available include the following: (i) the Company filed a completed SEC Form D with the Pennsylvania Securities Commission, Division of Corporate Finance; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company paid an appropriate filing fee.

     The facts relied upon to make the Tennessee Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the Tennessee Division of Securities; (ii) the Form was filed not later than fifteen (15) days after the first sale; (iii) the Company provided the Tennessee Division of Securities a copy of the information furnished by the Company to the offerees,
(iv) the Company executed a Form U-2 consent to service of process; and (v) the Company paid an appropriate filing fee.

Introduction

     The interim financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") for the nine months ended September 30, 2001 and 2000. OneSource is engaged in three closely related and complimentary lines of IT and business equipment support activities, 1) equipment technology maintenance services, ("Maintenance") 2) equipment technology installation services, ("Installation") and 3) value added equipment technology supply sales, ("Supplies"). OneSource is a leader in the technology equipment maintenance and service industry and is the inventor of the unique OneSource Flat-Rate Blanket Maintenance System(TM). This program provides customers with a Single Source for all general office, computer and peripheral and industry specific equipment technology maintenance, installation and supplies products.

     In April 2001 as part of management's refocused emphasis on its core business opportunities the Company discontinued the operations of its wholly owned subsidiary Net Express, Inc., (NEI) and implemented a plan to dispose of the net asset of that division. No significant operations were conducted by NEI in year to date 2001 and for comparative purposes the consolidated financial statements of the Company for the nine-months ended September 30, 2000 have been restated to show the net operating results of NEI separately as discontinued operations in the following tables of financial data as of September 30, 2001 and 2000.

Results of Operations

     Operating results are mixed in the nine months ended September 30, 2001 compared to the same period in fiscal 2000. The following table summarizes the comparative results for the two periods:

Summary of Operations                                2001          2000 Restated
-------------------------------------------------------------------------------
   Revenues                                       $  2,055,50    $   2,189,755
   Cost of Revenue                                $  1,217,21    $   1,416,480
   Gross Margin                                   $   838,288    $     773,275
   Selling General and Administrative Costs       $  1,037,93    $   1,233,155
   Operating Loss before Extraordinary Gain       $  (183,911)   $    (459,880)
   Interest Expense and Other Income (Expense)    $  (218,173)   $     (35,418)
   Extraordinary Gain                             $         -    $      63,375
-------------------------------------------------------------------------------
   Loss from Discontinued Operations              $   (48,812)   $    (107,412)
-------------------------------------------------------------------------------
   Net Loss                                       $  (466,633)   $    (539,335)
-------------------------------------------------------------------------------

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

     In January 2001 the Board of Directors installed a new Chairman to lead and direct a restructuring of operations to position the Company for profitable future operations by the end of 2001 and gave him authority to make whatever changes he deemed warranted to accomplish this objective. While operating results for the first nine months of fiscal 2001 don't yet fully show all the effects the improvements that have been implemented, results for the three and six months ended September 30, 2001 do compared to the same periods in fiscal 2000.

     Consolidated revenues declined in the first nine months of 2001 by only six percent (6%) compared to the same nine-month period in fiscal 2000 but total revenues for the three months ended September 30, 2001 increased eight percent (8%) compared to the same three months of fiscal 2000. This turn around reflects the stabilizing effects of the operational changes that have been installed in the Company's maintenance services division as well as a continuing increase in the supply division's overall revenues which increased six percent (6%) in the nine months ended September 30, 2001 compared to the same nine month period of 2000.

     Further, overall gross margins continued to improve rising to forty-one percent (41%) for the nine months ended 30 September 2001 compared to the first nine month rate of thirty-five percent (35%) in the comparable nine months of fiscal 2000. These improved operating trends, particularly in the latest three months are the result of a) right sizing Company staff, b) realigning operating divisions, c) general cost cutting and d) streamlining and empowering management.

     In April the Company discontinued the operations of its wholly owned subsidiary Net Express, Inc. and implemented a plan to dispose of the net asset of that division. Too much of Net Express's activities we concentrated in the highly competitive and low margin network hardware sales and integration industry which drained resources from the Company's core equipment maintenance and installation divisions. The net effects of discontinued operations are shown separately in the Consolidated Statement of Operations for the three and nine months ended September 30, 2001 and 2000.

     While OneSource's core operating divisions show significant improvement on gross margins the Company continues to absorb high General and Administrative costs as a result of legacy issues related to past problems. Most of these costs relate to salary and related benefits and taxes and legal and professional costs related to controlling and managing the issues.

Revenues

     Most of the revenue decline in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 occurred in the maintenance division with the balance in installation operations. The supplies division has been showing consistently improving levels of operations in fiscal year-to-date 2001 compared to the same period in 2000 as the following table illustrates:


Revenues                                  2001           2000 Restated
-----------------------------------------------------------------------
   Maintenance and Installation        $   1,404,797         1,578,981
   Supplies                            $     650,704           610,774
-----------------------------------------------------------------------
       Total                           $   2,055,501         2,189,755
-----------------------------------------------------------------------

     In June of fiscal 2000 the Company lost a significant maintenance contract ($450,000 annualized) when a client elected to go "in-house" with maintenance and in August 2000 the Company terminated a significant subcontracting relationship worth about $250 thousand annually because it didn't synergistically fit OneSource's approach to service delivery. Installation services were suspended in early fiscal 2001 so management could focus the Company's limited resources on improving and strengthening the Company's core maintenance and supplies division operations. To the degree installation opportunities arise in line with present geographic and staffing resources the Company will pursue and engage them but in the near-term management is concentrating on the maintenance and supplies divisions. Now that operational efficiencies and customer satisfaction levels have improved management will focus greater attention in the coming quarters on growing revenues of these divisions via both current account extensions as well as through out-bound sales and marketing efforts.

     Supply division revenues increased six percent (6%) in the first nine months ended September 30, 2001 compared to the same period in fiscal 2000. This increase was realized in spite of not having the division's planned Internet distribution channel on line in the period and represents non-Internet new customer acquisition and expanded present customer shipments. Management is committed however to bring the division's web-based distribution delivery system on-by the end of 2001 in order to significantly enhance division revenue expansion to existing as well as potential new accounts. A featured focus of this endeavor will be to more deeply cross-sell division products and services into the Company' maintenance and installation customer bases.

Operating Costs and Gross Margins

     As noted overall operating margins for the nine months ended September 2001 significantly improved to forty-one percent (41%) compared to thirty-five percent (35%) in the fiscal period ended September 30, 2000. Year to date gross margin on maintenance services continued to hold steady at thirty-eight percent (38%) in the first nine months of fiscal 2001 and supply division margins also continued at forty-five percent (45%). Improved inventory control and field service management in the maintenance division and improved inventory and remanufacturing controls largely account for the improving margins.

     Overall costs are down in both divisions particularly in the three and six months ended September 30, 2001 compared to the same period in fiscal 2000. Operating margins in the three months ended September 30, 2001 were forty percent (40%) compared to only twenty-four percent (24%) for the three months ended September 20, 2000. These improvements document that changes implemented earlier in fiscal 2001 are starting to be reflected in reported results particularly results for the three months ended September 30, 2001 which show a the small operating profit of about $3 thousand. This represents the Company's second consecutive quarter of generating operating profits before interest, taxes and other charges.

Selling, General and Administrative Costs

     These costs declined in the nine and three months ended September 30, 2001 nineteen percent (19%) and thirty-three percent (33%) respectively compared to the nine and three months ended September 30, 2000. While down from the prior year these costs at 50% of gross revenues were still excessively high. In the quarter ended September 30, 2001 these costs declined as a percent of revenues to 42% showing improving results from management's restructuring initiatives in the numbers. The following table schedules the significant general administrative costs in the category:


General and Administrative               2001            2000 Restated
--------------------------------------------------------------------
   Salaries Wages and Benefits        $      566,833   $     550,247
   Facilities                         $      171,494   $     200,967
   Legal and Professional             $       51,578   $     168,575
   Telecommunication Costs            $       51,861   $      66,656
   Travel and Entertainment           $       21,373   $      68,459
   Other                              $       34,115   $      48,581
--------------------------------------------------------------------
      Total                           $      897,254   $   1,103,485
--------------------------------------------------------------------

     While overall costs declined in the first nine months of 2001 salary and related benefit costs increased three percent (3%) compared to the nine months ended September 30 2000. This small increase reflects the issuance of certain stock grants to employees in fiscal 2001 over and above those granted in the same nine-month period of fiscal 2000. Further, salary and benefit costs in fiscal 2001 included a $68 thousand charge for additional trust fund taxes related to periods prior to 2001 that was accrued in the first quarter of 2001. Without this charge current 2001 nine months results would show a decline of about nine percent (9%) compared to the first nine months of fiscal 2000. For the three months ended September 30, 2001 compared to the same three months of fiscal 2000 all other general administrative costs are down reflecting improvements and cuts that management has installed during fiscal 2001 to curtail and reduce operating costs. As of September 30, 2001 total Company staff had been reduced to 37 employees from 56 at the same time last year. Substantially all these reductions occurred in the latter month of the first quarter and throughout the second quarter. These declines further document the improved effects of management's infrastructure and operational changes.


Sales and Marketing                         2001              2000 Restated
----------------------------------------------------------------------------
   Salaries Commissions and Benefits      $     98,534      $    114,455
   Advertising and Promotion              $     29,664      $     12,141
   Travel and Entertainment               $     12,484      $      3,074
----------------------------------------------------------------------------
      Total                               $   140,682       $    129,670
----------------------------------------------------------------------------

     The decline in selling personnel costs is largely the result of the Company's turnaround restructuring activities. The paramount objective of this effort was to streamline overall operations and redirect corporate resources toward improving the Company's core maintenance and supplies division operating infrastructures and management. To some degree sales and marketing became a casualty of this redirected focus and accordingly took a back seat while the realignment was being implemented. The decline in selling compensation costs in the first nine months of fiscal 2001 were offset some by an increase in advertising and direct selling expenses in the supply division during the period. Now that operational and management changes are largely in place and the attendant foundation secure management is concentrating on implementing and significantly supporting the sales and marketing plans that have been heretofore on hold pending completion of the strategic redirectional thrust of the Company.

Loss from Continuing Operations

     The Company again incurred a loss from continuing operations after interest expense and other charges for the three and nine months ended September 30, 2001. The magnitude of the loss however declined significantly in the three months ending September 30, 2001 compared to the same three months of fiscal 2000.

Interest and Other Income (Expense)


Other Income (Expense)     2001            2000 Restated
---------------------------------------------------------
   Interest             $   (197,953)   $       (23,769)
   Other                $    (20,220)   $       (11,649)
---------------------------------------------------------
      Total             $   (218,173)   $       (35,418)
---------------------------------------------------------

     These costs are up seven fold in fiscal 2001 compared to the nine months ended September 30, 2000 and account for almost half of the first nine-month 2001 loss and all the loss for the three months ended September 30, 2001. Substantially all the increase is due to interest expense related to Company short-term borrowings over the past nine months in support of funding needed to cover the Company's turnaround. About $100 thousand of the interest represents "financing costs" incurred as deal sweeteners (stock and/or warrants) offered to secure short-term debt capital in 2000, a portion of which was deferred at year-end 2000 and amortized in fiscal 2001 as a result of recent accounting profession and SEC pronouncements. While these costs didn't utilize corporate cash the value of the sweeteners was required to be charged to earnings under the new pronouncements. Because of the revised accounting for such debt sweeteners the Company has not entered into any similar deal structures in fiscal 2001 and accordingly should not have to absorb these costs in the future.

Liquidity and Capital Resources

     The following table sets forth selected financial condition information as of September 30, 2001 compared to December 31 2000:


Balance Sheet -                         2001       2000 Restated
=================================== ============ ==================
   Working Capital                    ($683,195)      ($280,570)
   Total Assets                      $1,582,337      $1,497,702
   Debt Obligations                    $901,347        $614,206
   Shareholders' (Deficit) Equity     ($221,770)       $285,095

     Liquidity and sufficient capital continued to be a problem during the first nine months of 2001. Total costs continued to exceed revenues throughout the quarter and while a significant proportion of total costs were non-cash charges the company continued to operate in a cash flow negative position through the first nine months ended September 30,2001 which necessitated funding the short falls with short-term borrowings. In the prior year (2000), short-term lenders required "equity sweeteners" as part of the deals, which further increased the cost of the short-term borrowings. This increase in short-term obligations is a primary reason for the sharp decline in working capital at September 30, 2001 and the negative current ratio at September 30, 2001 of .55% compared to .47% at December 31, 2000. The financing cost of these funding rounds is also a significant contributor (approximately $150 thousand) to the Company's loss for the nine months ended September 30, 2001.

     Also contributing to the diminished working capital ratio at September 30, 2001 is the liability of $178 thousand in current liabilities representing the obligation for shares of the Company's stock that were subscribed during the year ended December 31, 2000 but were not yet issued at September 30, 2001. This obligation also had the negative effect of decreasing Paid In Capital and Stockholders' Equity at September 30, 2001. This liability however is "non-cash" in nature and accordingly didn't impact the Company's cash position at September 30, 2001. Further, when these shares are issued in the near future the liability will disappear and Paid In Capital and Capital Stock will increase.

     Further contributing to the decreased working capital position at September 30, 2001 compared to year-end 2000 was the overall increase in current liabilities versus current assets at September 30, 2001 other than short-term debt and the obligations for capital stock issuances. Accounts receivable increased as a result of the improved operating division levels as did related inventories but current liabilities remained at December 31, 2000 levels as a result of an increase in short-term borrowings. Every other current liability balance decreased at September 30, 2001 compared to year-end 2000 except account payables, which increased slightly in support of the increased operations level in the period.

     In March 2001 the Company and holders of four of the Company's notes payable that were due in March and September of 2001 entered into Note Deferral and Extension Agreements wherein each note holder agreed to defer all principal payments until July 15, 2001, where upon the Company has agreed to make a twenty-five percent (25%) principal payment to each note holder and the notes' due dates will extend to July 15, 2002. At the same date (July 15, 2001) the Company agreed to begin making level monthly principal and interests payments over the remaining twelve-month period of the notes. As part of the agreements the Company agreed to an increase in the interest rates of the notes from their stated twelve to fourteen percent (12% to 14%) to eighteen percent (18%).

     The Company is also engaged in negotiations with several investment banking firms and others with the intent of securing equity funding of $1 million. These negotiations were continuing as of September 30, 2001 and now that the Company's stock is elevated to listing on NASDAQ's OTC BB management believes one or more of these endeavors will be consummated.

     To improve the Company's financial position the Company and a group of investors executed an agreement in March 2000 with PF Holdings, Inc. (PF) to purchase the promissory note held by PF with a face value of $285,000 and accrued interest of $36,972 for $150,000 in cash provided by the investors and 175,000 shares of the Company's common stock with a fair market value on March 4 of $93,438.00. The investor group exchanged the promissory note for 643,944 shares of OneSource stock. The investor's are restricted from selling the combined 818,944 shares of stock for a period of one year. Completion of this transaction resulted in an extraordinary gain of $63 thousand.

     At September 30, 2001 the Company had accrued delinquent payroll taxes, penalties and interest of approximately $119 thousand. While the Company is current in payment of all its payroll tax liabilities and has been since April 2000 and has been making $11.5 thousand a month payments against the past accrual the IRS has been applying payments to penalty and interest first then to taxes. The Company therefore in July 2001 submitted an Offer in Compromise to settle this issue. These liabilities relate to unpaid withholding taxes that were assumed as part of the LBO in 1997 and two additional tax periods in 1998 and 1999. Management believes the Company will be able to successfully liquidate this liability without incurring any adverse effects on the Company's financial condition from actions of the IRS.

Employees

     At September 30, 2001, the Company employed thirty-four (34) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending September 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                          ONESOURCE TECHNOLOGIES, INC.
                                    (Registrant)

Date: November 13, 2001    By: /s/Thomas E. Glasgow
                           --------------------------------------
                           Thomas E. Glasgow, Chairman

                           By: /s/ Jerry M. Washburn
                           --------------------------------------
                           Jerry M. Washburn, President, CEO, acting Secretary, acting Treasurer and Director

                           By: /s/ Donald C. Gause
                           --------------------------------------
                           Donald C. Gause, Director