Form 10QSB/A
period 2001-09-30
ONESOURCE TECHNOLOGIES INC
filed 2001-12-04
CIK 1118421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Amendement 1
                                       to
                                   Form 10-QSB

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

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000                        F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS
ENDED SEPTEMBER 30, 2001 and 2000                                        F-3

FOOTNOTES                                                                F-4

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2001
---------------------------------------------------------------------------------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
Cash                                                                       $     34,825
Accounts receivable                                                             433,269
Inventories                                                                     350,682
Other current assets                                                              8,747
 Total current assets                                                           827,523

PROPERTY AND EQUIPMENT, net of accumulated depreciation $152,998                223,922

GOODWILL, net of accumulated amortization of $35,012                            239,652

DEFERRED INCOME TAXES                                                           140,187

OTHER ASSETS                                                                    151,053

TOTAL ASSETS                                                               $  1,582,337
                                                                           ============

LIABILITIES AND STOCKHOLDERS" DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                             328,968
   Accrued expenses and other liabilities                                       239,212
   Deferred revenue                                                             146,252
   Bank lines of credit                                                         100,913
   Obligation for common stock to be issued                                     177,901
   Current portion capital leases                                                10,427
   Current portion of long-term debt                                            507,045
Total current liabilities                                                     1,510,718

NOTES PAYABLE - LONG-TERM PORTION                                               293,389

Total liabilities             Loss from discontinued operations, net          1,804,107
                                                                           ------------
STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued
    Common Stock, $.001 par value, 50,000,000 shares authorized, 23,406,511 issued at September 30, 2001and 1,623,612 subscribed but not issued
    at September 30, 2001                                                        23,407
Paid in capital               Loss from discontinued operations, net          2,696,123

Stock Subscription                                                             (806,250)

Accumulated deficit                                                          (2,135,050)
                                                                                584,480
                                                                           ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $  1,528,337
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

                          ONESOURCE TECHNOLOGIES, INC.
                                    (Registrant)

Date: December 03, 2001    By: /s/Thomas E. Glasgow
                           --------------------------------------
                           Thomas E. Glasgow, Chairman

                           By: /s/ Jerry M. Washburn
                           --------------------------------------
                           Jerry M. Washburn, President, CEO, acting Secretary, acting Treasurer and Director