Form 10KSB
period 2001-12-31
ONESOURCE TECHNOLOGIES INC
filed 2002-04-10
CIK 1118421

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

Commission File No.:000-30969

                          OneSource Technologies, Inc.
         ---------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Delaware                                      65-0691963
------------------------------------               ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                          Identification No.)

    7419 East Helm Drive
    Scottsdale, Arizona                                     85260
---------------------------------------            ----------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (800) 279-0859

Securities to be registered under Section 12(b) of the Act:

      Title of each class                         Name of each exchange on which
      to be so registered                          each class to be registered
                 None                                         None
---------------------------------              ---------------------------------

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

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X        No
                      ----       -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $2,774,947

     The aggregate market value of the voting common equity held by non-affiliates as of April 3, 2002 was $334,478.76 based upon 26,686,929 shares outstanding of which 16,723,938 was held by non-affiliates and a share price of $0.02. No non-voting common equity is outstanding.



Item 1:  Description of Business:

     a)   Development

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for recent issuances of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     In January 2001, at a meeting of the Board of Directors, the Directors elected to fill a vacancy to the Board of Directors with Thomas E. Glasgow. Subsequently, Jerry Washburn resigned his position as Chairman of the Board, but retained his positions as President, Chief Executive Officer and as a Director. Thomas Glasgow was then elected to serve as Chairman of the Board until the next annual meeting of the shareholders. See Part I, Item 1. "Description of Business
- (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In January 2001, the Company entered into an employment agreement with Thomas E. Glasgow, the Company's current Chairman. The term of the agreement is for a period of two (2) years. Mr. Glasgow committed to work at least eight (8) business days per month. For such services, Mr. Glasgow is to receive an annual salary of $60,000, until such time as the Company yields positive cash flow for two (2) consecutive months. At that time, his salary will be increased to $72,000 per annum. Mr. Glasgow also received 500,000 shares of the Company's restricted common stock and an option to purchase an additional 1,250,000 shares of the Company's restricted common stock at a price of $0.19 per share. Of these options, 750,000 vested already and are exercisable for a period of five (5) years and five (5) months. Additionally, 500,000 more will vest upon the occurrence of: (i) the Company achieves positive cash flow for a period of two
(2) consecutive quarters; (ii) annualized sales trending exceeds $3.2 million; or (3) the Company's sales growth exceeds by ten percent (10%) of CY annualized sales for two (2) consecutive quarters. These options are exercisable for a period of five (5) years from the date they vest. All options are extinguished in the event the Company is sold. Mr. Glasgow is also entitled to receive a commission of five percent (5%) for any single financing transaction arranged or facilitated by him in excess of $500,000, provided that the cumulative transaction fees do not exceed twelve percent (12%). In the event of a merger, amalgamation or change of control, Mr. Glasgow is entitled to a commission equal to the lesser of three percent (3%) of the value of such transaction or $100,000. For such offering, the Company relied upon the 506 Exemption and
Section 14-4-140 of the Arizona Code. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

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

     In January 2001, the Company entered into indemnification agreements with Jerry M. Washburn, the Company's current President, CEO, Director and acting Secretary and Treasurer and Thomas E. Glasgow, the Company's current Chairman, wherein the Company agreed to indemnify them for their service as officers and directors of the Company in the event the need arises. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In March 2001, the Company entered into an agreement with Tecniflex, Inc., a Tennessee corporation also providing maintenance services for banks and financial institutions as well as hardware products, ("Tecniflex") to provide maintenance services for banks and financial institutions for Tecniflex at a rate of thirty-five dollars ($35) per hour. The term of the agreement is for a period of one (1) year with automatic renewal for one (1) year periods. OneSource can also receive twenty-five percent (25%) commissions for referral of customers to Tecniflex and has agreed to refer all prior Tecniflex customers who are current OneSource customers back to Tecniflex.

     In July 2001, the Company executed an addendum to its contract for city market store equipment maintenance with King Soopers. It covers equipment at forty (40) stores. The total estimated annual service fee is $270,000. Included in the contract is all preventive maintenance examinations of equipment items, all labor and replacement parts and all transportation and related technician travel costs to and from the site. Not included are consumable (supply) items, or equipment not currently in use.

     In December 2001, Donald C. Gause and Norman E. Clarke resigned as Directors of the Company. Neither resigned because of a disagreement with the registrant on any matter relating to the registrant's operations, policies or practices and neither furnished the registrant with a letter requesting that the matter be disclosed. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In December 2001, the Company's directors, at a meeting of the Board of Directors, approved the issuance of options to purchase shares of the Company's common stock. Thomas E. Glasgow, the Company's current Chairman, Jerry Washburn, the Company's current President, CEO, Director and acting Secretary and Treasurer and Donald Gause, a former Director of the Company, received options to purchase 1,700,000, 200,000 and 100,000 shares of the Company's restricted common stock at an exercise price of $0.03 per share for a period of three (3) years, respectively. The directors also rescinded approval of a previous issuance of 500,000 shares of the Company's common stock to Thomas E. Glasgow. For such offering, the Company relied upon the 506 Exemption and Section 14-4-140 of the Arizona Code. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     The facts upon which the Company relied upon for purposes of Section 14-4-140 of the Arizona Code are: (i) offers by the issuer were made only by the Company's employees, officers and directors who were not retained for the primary purpose of making offers; (ii) the sale of securities did not exceed $1,000,000; (iii) the Company was not a development stage company with no specific business plan or a development stage company that has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; (iv) offers specified that they would be made only to accredited investors and sales were made only to accredited investors; (v) a legend was placed on all offering documents; and
(vi) the issuer, any of its predecessors, affiliates, directors, officers, beneficial owners of ten (10) percent or more of any class of its equity securities did not fall within the disqualification provisions.

     Between January 2001 and the filing of this report, 3,534,025 shares of the Company's restricted common stock were issued to four (4) individuals in connection with funding, 2,206,404 shares of the Company's restricted common stock were issued to seventeen (17) individuals in connection with employee/consulting services, 920,000 shares of the Company's restricted common stock were issued to twelve (12) individuals in connection with funding which occurred in November 2000 and 75,000 shares of the Company's unrestricted common stock was issued to the Company's legal counsel for legal services rendered pursuant to a Registration Statement filed on Form S-8. For such issuances, the

Company  relied upon the 506  Exemption,  Section  14-4-140 of the Arizona Code,
Section  517.061(11) of the Florida Code,  Section 130.293 of the Illinois Code,
Section 11.602 of the Maryland Code, Rule 803.7 and Section 402(b)(21) of the Michigan Code, Section 211(b) of the Pennsylvania Code and Section 48-2-125 as interpreted by Rule 0780-4-2-.11. of the Tennessee Code. No state exemption was necessary for the sale(s) to Canadian resident(s). See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and
Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

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

     In January 2002, Donald E. McIntyre was appointed by the Board of Directors to fill a vacancy on the Board until the next annual meeting of the shareholders in which Directors are elected.

     See (b) "Business of Issuer" immediately below for a description of the Company's business.

     b)   Business of Issuer.

General

     OneSource is engaged in three (3) closely related and complimentary lines of business, 1) renewable contract equipment maintenance services, 2) equipment installation services and 3) value added equipment supply distribution. The Company is primarily focused on the 1) banking and financial services and 2) retail industries even though its service and product offerings can be readily applied in any industry. These two (2) are emphasized because of the significantly greater number of equipment items used in banking, financial service and retail enterprises compared to other businesses. Like companies in other industries, banking and retail enterprises use large numbers of general business equipment items such as copiers, facsimiles, PCs and peripherals, but in addition they also utilize significant quantities of industry specific machines like coin/currency counting and handling machines, check processing and encoding equipment and ATMs in banking and point-of-sale ("POS") scanner and register systems in the retail industry.

     The Company's customer mix at the end of 2001 and 2000 consisted of primarily banking (13% and 20% respectively) and retail (87% and 76% respectively) companies located in Arizona, California, Colorado, Nevada, New Mexico, Utah and parts of Wyoming and Texas. Approximately fifty-seven percent (57%) and forty-one percent (41%) of the Company's revenue was generated from five (5) customers through December 31, 2001 and 2000 respectively, the largest of which contributed approximately forty-four percent (44%) and twenty-five (25%) respectively.

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

     For the twelve months ended December 2001 and 2000, Maintenance revenues constituted approximately sixty-two percent (62%) and sixty-five percent (65%) respectively of total consolidated revenues.

Installation Services

     The Company's acquired the technical competencies via a 1999 acquisition to undertake equipment installation assignments at existing as well as prospective customers. The Company intends to expand this capability throughout all its geographic locations. The Company's customer profile includes large regional enterprises and/or divisions of national companies in the banking and retail industries as these companies periodically incur the need to "refresh" their equipment installation configurations in the face of new technologies and expansion. These capabilities readily compliment the Company's Maintenance and Supplies operations by being able to support these divisions' customer base.

Supplies Distribution

     The Supplies segment is focused on delivering consumable equipment supplies and part requirements to the Company's existing as well as prospective customers on a single-source basis. The Company is presently a supplier for a number of equipment consumable supply items, e.g., ribbons, toner, and OEM and remanufactured toner cartridges for copiers, faxes and laser printers. Since toner cartridges represent the Company's largest demand, the Company acquired an Arizona based high quality toner cartridge remanufacturing company in 1999 in order to expand this products distribution throughout the Company's present as well as future customers.

Internet Services

     A number of the Company's products and services can be readily distributed and/or serviced via the Internet on both a retail consumer as well as a business to business ("B2B") basis. In this regard, the Company launched an on-line Internet distribution channel to supply and distribute its remanufactured printer and copier toner cartridge products. Products are delivered via on-line private catalogs within the site on a true Internet B2B basis.

     At year-end 2000 the Company had thirty-five (35) full-time employees and no part-time employee.

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

     The equipment sales and service industry as well as the equipment supplies industry are highly competitive and consist of numerous independent and competing companies large and small throughout the Company's operating territory. Any organization, supplier, or equipment sales and service provider is technically a OneSource competitor. The differentiating factor between competitors and the Company is the limited line(s) of service generally provided by competing companies. Most of these companies are vertical suppliers who focus primarily on one or a few types of equipment sales with service offered secondarily as an inducement for increased sales. Further such competitors tend to be involved with a limited number of equipment types and brands. The Company offers its customers equipment service with Company employed field service technicians on a broad horizontal basis wherein multiple types and manufacture's brands are covered under a single maintenance contract known as the OneSource Flat-Rate Blanket Maintenance System(TM).

Sources and Availability of Raw Materials

     The materials needed to service office and industry specific equipment are widely available from numerous third parties. No shortage of materials is expected in the foreseeable future.

Dependence on one or few customers

     The Company presently generates a significant portion of its gross revenues from a limited number of customers. Approximately fifty-seven percent (57%) was generated from five (5) customers through December 31, 2001 of which the largest contributed approximately forty-four percent (44%). The following summarizes the contribution of these five (5) largest accounts:

                                                     (000)
         Company                        2001 Revenues              %
         -------                        -------------              -
         Kroger Corporation                1,219                  44
         Wells Fargo Bancorp                 168                   6
         Tecniflex, Inc.                     108                   4
         Bank of America                      45                   2
         Fry's Food & Drugs                   42                   1

     No other customers accounted for more than one percent (1%) of the Company's gross revenues.

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

     The Company's only trademark extends to its unique flat-rate blanket maintenance service program. The Company presently has a "business apparatus and methods" patent application pending with the United States Patent Office for the Company's OneSource Flat-Rate Blanket Maintenance System(TM), but otherwise the Company has no other patents, trademarks, royalty agreements, franchises, concessions or labor contracts in effect.

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

State and Local Licensing Requirements

     Currently there are no state or local licensing requirements, which apply to the Company's business or to its products.

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

Cost of Research and Development

     For fiscal years 2001 and 2000, the Company expended no measurable amount of money on research and development efforts. At the current time, none of the costs associates with research and development are borne directly by the customer; however there is no guarantee that such costs will not be borne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be borne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

     The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control. The Company is unaware of any bills currently pending in Congress, which could change the application of such laws so that they would affect the Company.

Employees and Consultants

     At December 31, 2001, the Company employed thirty-five (35) fulltime and no part time employees. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be good.

     In January 2001, at a meeting of the Board of Directors, the Directors elected to fill a vacancy to the Board of Directors with Thomas E. Glasgow. Subsequently, Jerry Washburn resigned his position as Chairman of the Board, but retained his positions as President, Chief Executive Officer and as a Director. Thomas Glasgow was then elected to serve as Chairman of the Board until the next annual meeting of the shareholders. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In January 2001, the Company entered into an employment agreement with Thomas E. Glasgow, the Company's current Chairman. The term of the agreement is for a period of two (2) years. Mr. Glasgow committed to work at least eight (8) business days per month. For such services, Mr. Glasgow is to receive an annual salary of $60,000, until such time as the Company yields positive cash flow for two (2) consecutive months. At that time, his salary will be increased to $72,000 per annum. Mr. Glasgow also received 500,000 shares of the Company's restricted common stock and an option to purchase an additional 1,250,000 shares of the Company's restricted common stock at a price of $0.19 per share. Of these options, 750,000 vested already and are exercisable for a period of five (5) years and five (5) months. Additionally, 500,000 more will vest upon the occurrence of: (i) the Company achieves positive cash flow for a period of two
(2) consecutive quarters; (ii) annualized sales trending exceeds $3.2 million; or (3) the Company's sales growth exceeds by ten percent (10%) of CY annualized sales for two (2) consecutive quarters. These options are exercisable for a period of five (5) years from the date they vest. All options are extinguished in the event the Company is sold. Mr. Glasgow is also entitled to receive a commission of five percent (5%) for any single financing transaction arranged or facilitated by him in excess of $500,000, provided that the cumulative transaction fees do not exceed twelve percent (12%). In the event of a merger, amalgamation or change of control, Mr. Glasgow is entitled to a commission equal to the lesser of three percent (3%) of the value of such transaction or $100,000. For such offering, the Company relied upon the 506 Exemption and
Section 14-4-140 of the Arizona Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In January 2001, the Company entered into indemnification agreements with Jerry M. Washburn, the Company's current President, CEO, Director and acting Secretary and Treasurer and Thomas E. Glasgow, the Company's current Chairman, wherein the Company agreed to indemnify them for their service as officers and directors of the Company in the event the need arises. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In December 2001, Donald C. Gause and Norman E. Clarke resigned as Directors of the Company. Neither resigned because of a disagreement with the registrant on any matter relating to the registrant's operations, policies or practices and neither furnished the registrant with a letter requesting that the matter be disclosed. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In December 2001, the Company's directors, at a meeting of the Board of Directors, approved the issuance of options to purchase shares of the Company's common stock. Thomas E. Glasgow, the Company's current Chairman, Jerry Washburn, the Company's current President, CEO, Director and acting Secretary and Treasurer and Donald Gause, a former Director of the Company, received options to purchase 1,700,000, 200,000 and 100,000 shares of the Company's restricted common stock at an exercise price of $0.03 per share for a period of three (3) years, respectively. The directors also rescinded approval of a previous issuance of 500,000 shares of the Company's common stock to Thomas E. Glasgow. For such offering, the Company relied upon the 506 Exemption and Section 14-4-140 of the Arizona Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     Between January 2001 and the filing of this report, 3,534,025 shares of the Company's restricted common stock were issued to four (4) individuals in connection with funding, 2,206,404 shares of the Company's restricted common stock were issued to seventeen (17) individuals in connection with employee/consulting services, 920,000 shares of the Company's restricted common stock were issued to twelve (12) individuals in connection with funding which occurred in November 2000 and 75,000 shares of the Company's unrestricted common stock was issued to the Company's legal counsel for legal services rendered pursuant to a Registration Statement filed on Form S-8. For such issuances, the Company relied upon the 506 Exemption, Section 14-4-140 of the Arizona Code,
Section  517.061(11) of the Florida Code,  Section 130.293 of the Illinois Code,
Section 11.602 of the Maryland Code, Rule 803.7 and Section 402(b)(21) of the Michigan Code, Section 211(b) of the Pennsylvania Code and Section 48-2-125 as interpreted by Rule 0780-4-2-.11. of the Tennessee Code. No state exemption was necessary for the sale(s) to Canadian resident(s). See Part III, Item 12. "Certain Relationships and Related Transactions".

Item 2. Description of Property

     The Company leases from EJM Development Co., a California limited partnership its corporate offices located at 7419 East Helm Drive, Scottsdale, AZ 85260. This property serves as the Company's headquarters, service dispatch and parts center for all the Company's operations. The lease is for a term of five (5) years, two (2) months (commencing in November 1999), for which the Company pays rent in the amount of $9,025 for the first fourteen (14) months, $9,370 for months fifteen (15) to twenty-six (26), $9,715 for months twenty-seven (27) through thirty-eight (38), $9,995 for months thirty-nine (39) through fifty (50) and $10,270 for months fifty-one (51) through sixty-two (62).

Item 3. Legal Proceedings

     The Company has been named in a lawsuit claiming that the developer of a certain website development project was unpaid. The Company has disputed the claim stating that it was not the owner of the website and that it therefore should not be named as an obligor for its development. The amount of the claim is $13,000. The case is scheduled for trial in the second half of 2002.

     The Company is a named defendant in a lawsuit filed by the former owner of Net Express. The dispute relates to certain transactions entered into by the former owner on behalf of Net Express without appropriate management approval. Management believes that all obligations have been recorded. Management believes that this obligation will ultimately be transferred back to the former owner. The Company has filed a counter-suit against the former owner. The case is in its early (pre-discovery) stage.

     The Company was named in a workman's compensation lawsuit filed by a former employee during the time covered by this report. The amount of the claim was $20,000. The Company did not have workman's compensation coverage during a short period of time in 2000. However, costs incurred by the former employee were paid by the Arizona Industrial Commission. The plaintiff withdrew his complaint in March 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

     In 2001 shareholders of the Company approved an amendment to its Articles of Incorporation to increase the number of authorized shares of common stock from 20 million to 50 million. No other matters were put before the vote of the Company's shareholders in 2001.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters And Market Information.

     The  Company's  common  stock is  presently  quoted on the Over The Counter
Bulletin Board (OTCBB). The common stock of the Company was quoted under the symbol "OSTK" from May 1999 through February 20, 2002 whereupon the symbol was changed to "OSRC". The high, low and average bid information for each quarter since May 1999 to the present are as follows:

Quarter                      High Bid          Low Bid         Average Bid
Second Quarter 1999           .63               .25               .44
Third Quarter 1999            .88               .38               .63
Fourth Quarter 1999           .69               .16               .42
First Quarter 2000           1.88               .25              1.06
Second Quarter 2000           .67               .20               .44
Third Quarter 2000            .59               .11               .33
Fourth Quarter 2000           .74               .07               .41
First Quarter 2001            .125              .11               .11
Second Quarter 2001           .22               .145              .17
Third Quarter 2001            .065              .065              .065
Fourth Quarter 2001           .03               .02               .03

     Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

Description of Capital Stock

     The Company's authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value per share and 1,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2001, the Company had 26,686,929 shares of its common stock outstanding and none of its preferred stock outstanding.

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

Item 6. Management's Discussion and Analysis of Operations - Full Fiscal Years

Introduction

     The financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") for the years ended December 31, 2001 and 2000. OneSource is engaged in three closely related and complimentary lines of technology and business equipment support activities; 1) equipment maintenance services, ("Maintenance") 2) equipment installation services, ("Installation") and 3) value added equipment supply sales, ("Supplies"). OneSource is a leader in the technology equipment maintenance and service industry and is the inventor of the unique OneSource Flat-Rate Blanket Maintenance System(TM). This program provides customers with a Single Source for all general office, computer and peripheral and industry specific equipment technology maintenance, installation and supplies products.

     In April 2001 as part of management's refocused emphasis on its core business opportunities the Company discontinued the operations of its wholly owned subsidiary Net Express, Inc., (NEI) and implemented a plan to dispose of the net asset of that division. No significant operations were conducted by NEI in year to date 2001 and for comparative purposes the consolidated financial statements of the Company for the nine-months ended December 31, 2000 have been restated to show the net operating results of NEI separately as discontinued operations in the following tables of financial data as of December 31, 2001 and 2000. Fiscal 2000 financial results have also been restated to correct certain errors that were made a) in the amount of expense that was attributed to Common Stock of the Company that was issued for legal and other services, b) the application of cash received for Common Stock subscribed and c) other accounting errors that came to light during the Company's conversion of its accounting and information systems conversion in 2001. The effect of these restatements was to increase the Net Loss for the year ended December 31, 2000 by $316,797 ($0.02 per share) and to increase Subscriptions Funded After December 31, 1999 by $130,000.

Summary of Operations

     Operating results are improved in the year ended December 31, 2001 compared to the same period in fiscal 2000. The following table summarizes the comparative results for the two periods:

   -----------------------------------------------------------------------------------------------
   Summary of Operations                                    2001                2000 Restated
   -----------------------------------------------------------------------------------------------
      Revenues                                               $   2,774,947      $   2,931,642
      Cost of Revenue                                        $   1,854,820      $   2,004,521
      Gross Margin                                           $     920,127      $     927,121
      Selling General and Administrative Costs               $   1,476,273      $   2,160,481
      Operating Loss before Extraordinary Items and
          Discontinued Operations                            $    (556,146)     $  (1,233,360)
      Other Income (Expense)                                 $    (153,139)     $    (196,867)
      Extraordinary Gain, net of income taxes                $      62,250-     $      58,474
      Extraordinary Loss, net of income tax benefit          $    (800,000)     $           -
      Loss from discontinued operations                      $     (73,260)     $    (183,885)
   ------------------------------------------------------    ---------------    ----------------
      Net Loss                                               $  (1,519,895)     $  (1,445,363)
   -------------------------------------------------------   ---------------    ----------------

     Fiscal 2001 results reflect management's changed focus and strategic emphasis for the Company. The Company's rapid growth and expansion in 1999 and early 2000 contributed to a number of operational problems that adversely impacted the Company's operating results in fiscal 2000 and 2001. While they were not as evident in the first half of 2000 they compounded and accelerated in the latter half of that year. The problems centered on a) contraction of core maintenance revenues and b) abnormally high operating costs stemming from disparate and competing agendas among and within the Company's operating divisions.

     In January 2001 the Board of Directors installed a new Chairman to lead and direct a restructuring of operations to position the Company for profitable future results and granted him authority to make any changes he deemed warranted to accomplish this objective. Operating results for the twelve months of 2001 show significantly improved results with an eighty-one percent (55%) decrease in the 2001 Loss from Continuing Operations compared to December 31, 2000.

     While consolidated revenues declined about five percent (5%) in 2001 compared to 2000, consolidated cost of revenues were narrowed eight percent (8%) thus improving consolidated gross profit by three percent (3%) for the year ended December 31, 2001 compared to the same period in 2000. This turn around reflects the stabilizing effects of the operational changes that have been installed in the Company's maintenance services division as well as a continuing increase in the supply division's overall revenues which increased nine percent (9%) in the year ended December 31, 2001 compared to the year ended 2000.

     Overall gross margins improved slightly to thirty-three percent (33%) for the year ended December 31, 2001 versus thirty-two percent for the year ended December 31, 2000. These improved operating trends, particularly in the latter half of fiscal 2001 are the result of a) right sizing Company staff, b) realigning operating divisions, c) general cost cutting and d) streamlining and empowering management.

     The most significant factor contributing to the improved operating results is the thirty-three percent (33%) decrease in General and Administrative costs in the year ended December 31, 2001 compared to 2000. While the approximate $650 thousand decrease is substantial the Company continues to absorb high General and Administrative costs as a percent of revenues as a result of legacy issues related to past problems. Most of these costs relate to salary and related benefits and taxes and legal and professional costs related to controlling and managing the issues.

     In April the Company discontinued the operations of its wholly owned subsidiary Net Express, Inc. and implemented a plan to dispose of the net asset of that division. Too much of Net Express's activities concentrated in the highly competitive and low margin network hardware sales and integration industry which drained resources from the Company's core equipment maintenance and installation divisions. The net effects of discontinued operations are shown separately in the Consolidated Statement of Operations for the three and nine months ended December 31, 2001 and 2000.

Revenues

     The entire revenue decline in the twelve months ended December 31, 2001 compared to the same period in 2000 occurred in the maintenance division operations. The supplies division revenue increased approximately nine percent (9%) in 2001 compared to 2000 as well as realizing improving margins for the year ended December 31, 2001 compared to the same period in 2000 as the following table illustrates:

-------------------------------------------------------------------
Revenues                     2001               2000 Restated
-------------------------------------------------------------------
   Maintenance               $   1,872,471      $   2,103,659
   Supplies                  $     902,476      $     827,983
--------------------------   ----------------   -------------------
       Total                 $   2,774,947      $    2,931,642
--------------------------   ----------------   -------------------

     In June of 2000 the Company lost a significant maintenance contract ($450,000 annualized) when a client elected to go "in-house" with maintenance and in August 2000 the Company terminated a significant subcontracting relationship worth about $250 thousand annually because it didn't synergistically fit OneSource's approach to service delivery. Installation services were suspended in early fiscal 2001 so management could focus the Company's limited resources on improving and strengthening the Company's core maintenance and supplies division operations. To the degree installation opportunities arise in line with present geographic and staffing resources the Company will pursue and engage them but in the near-term management is concentrating on the maintenance and supplies divisions. Now that operational efficiencies and customer satisfaction levels have improved management is focusing greater attention growing revenues of these divisions via both current account extensions as well as through out-bound sales and marketing efforts.

     Supply division revenues increased nine percent (9%) in the year ended December 31, 2001 compared to the same period in fiscal 2000. This increase was realized in spite of not having the division's planned Internet distribution channel on line in the period and represents non-Internet new customer acquisition and expanded present customer shipments. Management is committed however to bringing the division's web-based distribution delivery system on-line by the end of the first quarter of fiscal 2002 in order to significantly enhance division revenue expansion to existing as well as potential new accounts. A featured focus of this endeavor will be to more deeply cross-sell division products and services into the Company' maintenance and installation customer bases.

Operating Costs and Gross Margins

     As noted, consolidated operating margins for the year ended December 2001 improved slightly to thirty-three percent (33%) compared to thirty-two percent (32%) in the year ended December 31, 2000. Gross margin on maintenance services improved to thirty-one percent (31%) for the year ended December 31, 2001 compared to 2000 and supply division margins improved slightly from forty-one percent (41%) in fiscal 2000 to forty-two percent (42%) for the year ended December 31, 2001. Improved inventory control and field service management in the maintenance division and improved inventory and remanufacturing controls largely account for the improving margins.

     In addition to the improving operating margin rates overall costs are down in both divisions as well for the year ended December 31, 2001 compared to the same period in fiscal 2000. These improvements document that changes implemented earlier in fiscal 2001 to right-size staffing and eliminate inefficient operations are starting to be reflected in reported results and represent a trend that management believes will continue into fiscal 2002.

Selling, General and Administrative Costs

     Significant improvement has been accomplished in this category of costs in the twelve months ended December 31, 2001. Overall Selling and G&A costs declined about $650 thousand from the level of for the year 2000. While down substantially from the prior year these costs at 48% of gross revenues are still higher than the Company's business model of about 30% contemplates. Even though already significant reductions have been achieved in each expense category, management believes there are additional limited opportunities for further cuts. Management is focused however on again growing revenues while holding the present level of overhead costs to bring the proportionate percentage in line with expected results The following table schedules the significant general administrative cost categories:

-------------------------------------------------------------------------------------
General and Administrative                           2001              2000 Restated
-------------------------------------------------------------------------------------
   Salaries Wages and Benefits                    $     744,288       $     729,048
   Facilities                                     $     200,876       $     222,869
   Legal and Professional                         $     142,005       $     220,736
   Telecommunication Costs                        $      63,341       $      83,881
   Travel and Entertainment                       $      33,042       $      99,012
   Other                                          $     136,325       $     606,225
---------------------------------------------     ---------------     ---------------
      Total                                       $   1,319,877       $   1,961,771
---------------------------------------------     ---------------     ---------------

     While overall costs declined in the year 2001 salary and related benefit costs showed a 2% increase compared to the year ended December 31 2000. This small increase reflects the issuance of certain stock grants to retained employees in fiscal 2001 even though G&A staff was reduced. Salary and benefit costs in fiscal 2001 included a $68 thousand charge for additional trust fund taxes related to periods prior to 2001 that was accrued in the first quarter of 2001. Without this charge current 2001 results would show a decline of about eight percent (8%) compared to the year ended December 31, 2000. All other general administrative costs are down reflecting improvements and cuts that management has installed during fiscal 2001 to curtail and reduce operating costs. As of December 31, 2001 total Company staff had been reduced to 35 employees from 56. Substantially all these reductions occurred in the latter month of the first quarter and throughout the second quarter. These declines further document the improved effects of management's infrastructure and operational changes.

     Results for the year ended December 31, 2000 have been restated to correct certain accounting errors that were identified in fiscal 2001 but which related to periods prior to the year ended 2001. Much of the impact of adjustments to correct these prior period errors were posted to accounts in the G$A cost category which further contributed to the substantial decline in G&A costs in the twelve months ended December 31, 2001 compared to the same period in 2000.

----------------------------------------------------------------------- --------------
Sales and Marketing                                       2001           2000 Restated
-------------------------------------------------------------------------------------
   Salaries, Commissions and Benefits                    $   104,424    $   156,490
   Advertising and Promotion                             $    39,460    $    37,353
   Travel and Entertainment                              $    12,512    $     4,867
------------------------------------------------------   ------------   --------------
      Total                                              $   156,396    $   198,710
------------------------------------------------------   ------------   --------------

     The decline in selling personnel costs is largely the result of the Company's turnaround restructuring activities. The paramount objective of this effort was to streamline overall operations and redirect corporate resources toward improving the Company's core maintenance and supplies division operating infrastructures and management. To some degree sales and marketing became a casualty of this redirected focus and accordingly have taken a back seat while the realignment was being implemented. The decline in selling compensation costs for fiscal 2001 were offset some by an increase in advertising and direct selling expenses in the supply division during the period. Now that operational and management changes are largely in place and the attendant infrastructure improved management is concentrating on implementing and significantly supporting the sales and marketing plans that have been heretofore on hold pending completion of the strategic redirectional thrust of the Company.

Loss from Continuing Operations

     The Company again incurred a loss from continuing operations before interest expense and other charges for the year ended December 31, 2001 but the magnitude of the loss declined significantly, (55%) in the year ending December 31, 2001 compared to the same twelve months of fiscal 2000. As noted, this dramatic turn around is due to a) improved division operating rates, particularly in the maintenance division and b) the substantial decrease in overhead costs for the year ended December 31, 2001 compared to 2000.

Interest and Other Income (Expense)

-----------------------------------------------------------------------------
Other Income (Expense)                     2001                2000 Restated
-----------------------------------------------------------------------------
   Interest                               $   (158,920)        $   (188,576)
   Other                                  $      5,782         $     (8,291)
----------------------------------------  -----------------    --------------
      Total                               $   (153,139)        $   (196,867)
----------------------------------------  -----------------    --------------

     Interest costs declined in the twelve months ended December 31, 2001 sixteen percent (16%) even though total short-term debt increased for the year compared to the year ended December 31, 2000. While interest expense related to Company short-term borrowings in support of funding needed to cover the Company's turnaround continued to be significant, total interest cost is down due to the Company's decision in 2001 to discontinue granting stock incentives to lenders for debt funding. About $100 thousand of the interest represents "financing costs" incurred as deal sweeteners (stock and/or warrants) offered to secure short-term debt capital in 2000, a portion of which was deferred at year-end 2000 and amortized in fiscal 2001 as a result of recent accounting profession and SEC pronouncements. While these costs didn't utilize corporate cash the value of the sweeteners was required to be charged to earnings under the new pronouncements. Because of the revised accounting for such debt sweeteners the Company has not entered into any similar deal structures in fiscal 2001 and accordingly should not have to absorb these costs in the future.

Liquidity and Capital Resources

     The following table sets forth selected financial condition information as of December 31, 2001 compared to December 31 2000:

-------------------------------------- -------------------- --------------------
   Balance Sheet                            2001              2000 Restated
-------------------------------------- -------------------- --------------------
   Working Capital                          ($1,129,210)         ($1,218,179)
-------------------------------------- -------------------- --------------------
   Total Assets                              $1,208,027           $1,470,193
-------------------------------------- -------------------- --------------------
   Debt Obligations                            $952,851             $587,635
-------------------------------------- -------------------- --------------------
   Shareholders' (Deficit)                    ($566,837)           $(761,529)
-------------------------------------- -------------------- --------------------

     Liquidity and sufficient capital resources continued to be a problem during the year ended December 31, 2001. Total costs continued to exceed revenues throughout the year and while a significant proportion of total costs were non-cash charges the company continued to operate in a negative cash flow position through December 31,2001 which necessitated funding the short falls with short-term borrowings. In the prior year (2000), short-term lenders required "equity sweeteners" as part of the funding deals, which further increased the cost of the short-term borrowings. This increase in short-term obligations is a primary reason for the sharp decline in working capital at December 31, 2001 and the negative current ratio at December 31, 2001 of .44% compared to .47% at December 31, 2000.

     During the last quarter of 2001 cash flow short falls dropped significantly with the addition of new maintenance business coming on-line in the quarter. Monthly cash deficiency in the fourth quarter was about $25 thousand versus the $85 to $100 thousand a month negative cash earlier in the year. Accordingly the Company was able to adequately manage cash flow through the final quarter without having to make further borrowings. Management believes it can continue to manage this shortfall in the near-term with additional new business that is pending while it negotiates additional funding opportunities intended to recapitalize the Company.

     The Company is also engaged in this regard in negotiations with several investment banking firms and others with the intent of securing equity funding of $1 million. These negotiations were continuing as of December 31, 2001.

     Also contributing to the decreased working capital position at December 31, 2001 compared to year-end 2000 was the overall increase in current liabilities versus current assets at December 31, 2001 primarily because of short-term debt. Accounts receivable increased 11% as a result of the improved operating division levels yet related inventories remained essentially unchanged. Current liabilities other than short-tem borrowings relatively at the December 31, 2000 levels except for accrued liabilities, which increased about 30% at December 31, 2001 compared to 2000. The increase is due to interest costs and a settlement charge for a workman's compensation claim. Other current liability balances decreased at December 31, 2001 compared to year-end 2000 except account payables, which increased slightly in support of the increased operations level in the period.

     In March 2001 the Company and holders of four of the Company's notes payable that were due in March and September of 2001 entered into Note Deferral and Extension Agreements wherein each note holder agreed to defer all principal payments until July 15, 2001, where upon the Company agreed to make a twenty-five percent (25%) principal payment to each note holder and the notes' due dates were extend to July 15, 2002. But at July 15, 2001 the Company was unable to make the scheduled partial principle payment or commence making level monthly principal and interests payments over the remaining twelve-month period of the notes. As part of that agreement the Company also agreed to increase the interest rates of the notes from their stated twelve to fourteen percent (12% to 14%) to eighteen percent (18%). The Company has continued to make timely monthly interest payments to the holders. Further the Company is in communication with the holders and believes it will be able to negotiate an arrangement that will not adversely impact the Company's continuing operations.

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

     At December 31, 2001 the Company had accrued delinquent payroll taxes, penalties and interest of approximately $87 thousand of which approximately $46 thousand represent the Trust Fund principle portion. While the Company is current in payment of all its payroll tax liabilities and has been since April 2000 and has been making $11.5 thousand a month payments against the past accrual the IRS was applying payments to penalty and interest first then to taxes. The Company therefore in July 2001 submitted an Offer in Compromise to settle this issue by offering to pay the Trust Fund portion in lieu of penalty and interest. This offer was pending at December 31, 2001. These liabilities relate to unpaid withholding taxes that were assumed as part of the Company's LBO in 1997 and two additional tax periods in 1998 and 1999. Management believes the Company will be able to successfully liquidate this liability without incurring any adverse effects on the Company's financial condition from actions of the IRS.

Item 7 Financial Statements

              The Financial Statements of the Company required by Regulation S-B commence on page F-1 hereof and are incorporated herein by this reference.

                          ONESOURCE TECHNOLOGIES, INC.



                     Consolidated Financial Statements as of
                           December 31, 2001 and 2000
                        and Independent Auditors' Report

                          ONESOURCE TECHNOLOGIES, INC.





TABLE OF CONTENTS                                                           PAGE



INDEPENDENT AUDITORS' REPORT                                            F-1


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001                      F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THE TWO
YEARS ENDED DECEMBER 31, 2001 AND 2000                                  F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY/(DEFICIT) FOR THE TWO YEARS ENDED DECEMBER 31,
2001 AND 2000                                                           F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE TWO YEARS                 F-5
ENDED DECEMBER 31, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-7

                         INDEPENDENT ACCOUNTANTS' REPORT




To the Stockholders and Board of Directors of OneSource Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of OneSource Technologies, Inc. as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OneSource Technologies, Inc. as of December 31, 2001, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.




/s/  Epstein, Weber & Conover, P.L.C.
Scottsdale, Arizona
March 11, 2002

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2001

ASSETS
CURRENT ASSETS:
    Cash                                                                        $        75,433
    Accounts receivable                                                                 311,995
    Inventories                                                                         209,045
    Other current assets                                                                 24,052
        Total current assets                                                            620,525
                                                                                ---------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation $158,529                        210,918

GOODWILL                                                                                235,074

DEFERRED INCOME TAXES                                                                   140,187

OTHER ASSETS                                                                              1,323

TOTAL ASSETS                                                                    $     1,208,027
                                                                                ===============

LIABILITIES AND STOCKHOLDERS"  DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                                            $       356,159
    Accrued expenses and other liabilities                                              326,228
    Deferred revenue                                                                    139,626
    Bank line of credit                                                                  50,000
    Current portion capital leases                                                        9,212
    Current portion of debt                                                             882,170
         Total current liabilities                                                    1,763,395
                                                                                ---------------

INSTALLMENT NOTES - LONG-TERM PORTION                                                    11,469

TOTAL LIABILITIES                                                                     1,774,864
                                                                                ---------------

STOCKHOLDERS' DEFICIT
    Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued
    Common Stock, $.001 par value, 50,000,000 shares authorized, 24,963,317
        issued and outstanding at December 31, 2001                                      24,963
    Paid in capital                                                                   2,685,004
    Accumulated deficit                                                              (3,276,804)
                                                                                       (566,837)
                                                                                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $     1,208,027
                                                                                ===============


         The accompanying notes are an integral part of this statement.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31



                                                                                                  Restated
                                                                                 2001               2000
                                                                           -----------------   ---------------
REVENUE, net                                                               $       2,774,947   $     2,931,642
COST OF REVENUE                                                                    1,854,820         2,004,521
                                                                           -----------------   ---------------
          GROSS PROFIT                                                               920,127           927,121

GENERAL AND ADMINISTRATIVE EXPENSES                                                1,319,877         1,961,771
SELLING AND MARKETING EXPENSES                                                       156,396           198,710
                                                                           -----------------   ---------------
          Operating Loss                                                            (556,146)       (1,233,360)

OTHER INCOME (EXPENSE)
      Interest expense                                                              (158,921)         (188,576)
      Other income (expense)                                                          (5,782)           (8,291)
                                                                           -----------------   ---------------
          Total other expense                                                       (153,139)         (196,867)

LOSS BEFORE EXTRAORDINARY ITEMS, DISCONTINUED
      OPERATIONS AND INCOME TAXES                                                   (709,285)       (1,430,227)
INCOME TAX BENEFIT                                                                         -           110,275
                                                                           -----------------   ---------------
                                                                                    (709,285)       (1,319,952)
EXTRAORDINARY ITEMS
      Gain on  extinguishment of debt, no income tax effect                           62,650            58,474
      Loss from default of subscription receivable                                  (800,000)                -
                                                                           -----------------   ---------------
          Total extraordinary items                                                 (737,350)           58,474
                                                                           -----------------   ---------------

NET LOSS FROM CONTINUING OPERATIONS                                               (1,446,635)       (1,261,478)

DISCONTINUED OPERATIONS -
      Loss from discontinued operations of integration segment                       (73,260)         (183,885)
NET LOSS                                                                   $      (1,519,895)  $    (1,445,363)
                                                                           =================   ===============

Basic, before extraordinary item and loss from discontinued operations     $           (0.03)  $         (0.08)
          Extraordinary items                                              $           (0.04)               **
          Loss from discontinued operations                                               **   $         (0.01)
          Net loss                                                         $           (0.07)  $         (0.09)

Diluted, before extraordinary item and loss from discontinued operations   $           (0.03)  $         (0.08)
          Extraordinary items                                              $           (0.04)               **
          Loss from discontinued operations                                               **   $         (0.01)
          Net loss                                                         $           (0.07)  $         (0.09)

Weighted Average Shares Outstanding:                                              22,045,674        15,927,669
          Basic                                                                   22,045,674        15,927,669
          Diluted

      **Less than $0.00 per share

         The accompanying notes are an integral part of this statement.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                       Stock         Paid-in
                                              Common      Stock        Subscription  Capital      Accumulated
                                              Shares      Amount       Receivable    (Deficit)    Deficit        Total
                                             -----------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999                     12,250,205 $  12,250 $ (1,055,000)  $ 1,082,497   $    (311,546) $  (271,799)
                                             =========== ========= ============== ============= ============== ===========

Stock issued for note conversions              1,270,596     1,271            -       339,806               -      341,077
Stock issued for services                        344,737       345      118,750       121,948               -      241,042
Stock issued as incentives to employees          848,874       850            -        83,982               -       84,832
Stock issued in consideration for equipment       40,000        40            -        19,960                       20,000
Stock issued for cash                          1,285,438     1,285            -       167,413               -      168,699
Stock issued for financing costs               1,391,666     1,392            -       251,616               -      253,008
Previously unissued shares, issued in 2000     1,552,083     1,552            -       148,448               -      150,000
Subscriptions funded                                                    130,000                                    130,000
Shares obligated but not issued               (1,458,033)   (1,458)                  (431,567)                    (433,025)
Net loss                                               0         -            -             -      (1,445,363)           -
                                             ----------- --------- -------------- ------------- -------------- -----------
BALANCE DECEMBER 31, 2000 RESTATED            17,525,566 $  17,526 $   (806,250)  $ 1,784,104    $ (1,756,909) $  (761,529)
                                             =========== ========= ============== ============= ============== ===========

Stock issued for services                        961,667       962            -        61,213               -      62,100
Stock issued as incentives to employees          500,000       500            -        62,817               -      63,317
Stock issued for note conversions                936,667       937            -        14,063               -      15,000
Receipt of service for stock subscription                                 6,250             -                       6,250
Stock subscription write-off                                            800,000                                   (800,000)
Return of shares under rescission agreement   (1,016,666)   (1,018)                  (121,841)                    (123,793)
Previously unissued shares, issued in 2001     6,056,083     6,056            -       884,648               -      890,704
Net loss YTD                                                                                       (1,519,895)           -
                                             ----------- --------- -------------- ------------- -------------- -----------
BALANCEDECEMBER 31, 2001                      24,963,317 $  24,963 $          -   $ 2,685,004    $ (3,276,804) $  (566,837)
                                             =========== ========= ============== ============= ============== ===========



         The accompanying notes are an integral part of this statement.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                                      Restated
                                                                                      2001              2000
                                                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $  (1,519,895)    $  (1,445,363)
Adjustments to reconcile net loss to net cash  provided (used) by operations

        Extraordinary gain                                                            (62,650)          (58,474)
        Rescision of stock subscription agreement                                     (39,660)                -
        Loss from discontinued operations                                              48,812           127,412
        Depreciation/Amortization                                                      69,359            56,782
        Amortization of deferred financing costs                                       99,979           153,029
        Stock issuances to consultants for services                                    68,350           241,043
        Stock issuances to employees for services                                      63,317            84,832
        Stock subscription write off                                                  800,000                 -
        Gain on sale of equipment                                                           -            (7,404)
        Deferred taxes                                                                      -          (126,742)
        Changes in assets and liabilities (net of acquisitions):
             Accounts receivable                                                       (7,077)          179,651
             Inventory                                                                  1,286           158,567
             Deposits and other assets                                                      -            81,497
             Other current assets                                                      (8,052)           18,061
             Accounts payable                                                          (2,613)           43,053
             Accrued expenses and other liabilities                                    75,708           (62,180)
             Deferred revenue                                                          (4,465)          (68,726)
                                                                                --------------   ---------------
                     Net cash (used) by continuing operating activities              (417,601)         (624,962)
                                                                                --------------   ---------------
                     Net cash (used) by discontinued operating activities             (73,260)         (183,885)
NET CASH Provided (used) by Operating Activities                                     (490,861)         (808,847)
                                                                                --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                           (18,622)          (24,982)
        Disposal of equipment                                                           8,219             3,000
                                                                                --------------   ---------------
                     Net cash provided (used) by investing activities                 (10,403)          (21,982)
                                                                                --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on bank lines of credit                                                         -           115,495
   Payments on bank lines of credit                                                  (100,913)          (53,419)
   Cash proceeds from borrowings                                                      479,290                 -
   Proceeds collected on stock subscriptions receivable                                     -           350,000
   Principal payments on capital lease obligations                                    (13,161)          (14,829)
   Proceeds on notes payable                                                                -           635,000
   Principal payments on notes payable                                                      -          (196,328)
   Issuance of common stock (net of capital placement fees)                                 -           168,699
                     Net cash provided (used) by financing activities                 365,216         1,004,618
                                                                                --------------   ---------------

INCREASE (DECREASE) IN CASH                                                          (136,048)          173,789

CASH, January 1                                                                       211,481            37,692
CASH, December 31                                                               $      75,433    $      211,481
                                                                                ==============   ===============

          The accompanying notes are an integral part of this statement

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE TWO YEARS ENDED DECEMBER 31, 2001





                                                                                  Restated
                                                                  2001              2000
                                                               -------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                           $       58,952   $      31,594
                                                               --------------   --------------

 SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
       Conversion of debt to common stock                      $       38,000   $     407,233
                                                               --------------   --------------

       Assumption of debt                                      $        7,007   $           -
                                                               --------------   --------------

       Equipment acquired under capital leases                 $            -   $      23,690
                                                               --------------   --------------

       Equipment acquired by issuance of common stock          $            -   $      20,000
                                                               --------------   --------------

       Common stock issued for financing costs                 $            -   $     253,008
                                                               --------------   --------------

          The accompanying notes are an integral part of this statement

ONESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


1.   ORGANIZATION AND BASIS OF PRESENTATION


     OneSource Technologies, Inc. (the "Company") is a technology infrastructure maintenance and installation services provider and supplies distribution company. Service work is performed pursuant to renewable term contracts and on-call relationships with customers. The Company's customers are primarily in banking and retail businesses located in the western and southwestern United States.

     The accompanying financial statements represent the financial position and results of operations of OneSource Technologies, Inc. and its two wholly owned subsidiaries, Cartridge Care, Inc. and Net Express, Inc. on a consolidated basis.

     The Company continues to incur operating losses and has a working capital deficiency of $1,142,870 at December 31, 2001. Management believes that the Company will achieve operating profitability in the near future. Also, the Company intends to restructure much of the debt that was outstanding at December 31, 2001. Approximately $750,000 of the debt outstanding at December 31, 2001 is held by individuals or entities that have an equity stake in the Company. Management believes that these individuals and entities therefore have an interest in assisting in the Company's long-term viability and will respond positively to debt restructuring. However, there can be no assurances that the debt will be restructured and that the Company will achieve profitability.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

     Inventories consist primarily of used equipment, new and used parts and supplies and are stated at the lower of cost (specific identification) or market. Cartridge Care inventories consist of raw materials and finished goods, consisting of remanufactured toner cartridges. Cartridge Care inventories are stated on a FIFO basis.

     Property  and  equipment  is  recorded  at  cost  and   depreciated   on  a
     straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years.

     Goodwill - Reflects the cost in excess of the fair values assigned to the underlying net assets of an acquired company at its date of purchase. At December 31, 2001the fair value of the acquired net assets remains greater than their cost.

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

     Advertising expenses- The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2001 and 2000 were $32,060 and $37,072 respectively.

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

     Stock-Based Compensation - Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proforma effect of the fair value method is discussed in
     Note 17.

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of -The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted, net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.'s 141 Business Combinations and 142 Goodwill and Other Intangible Assets. The Company has reviewed the provisions of the new accounting pronouncements and does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company and as of January 1, 2002 will discontinue the practice of amortizing goodwill. In 2001 the Company amortized $16,516 of goodwill that resulted from the acquisition of the Company's cartridge division in 1999. Based on the Company's analysis of the underlying value of the net assets acquired in this transaction management believes there has been no impairment of the value of this intangible as of December 31, 2001. However, the Company will formalize its process of analyzing the carrying value of its intangible assets.


3.   RESTATEMENT

     The accompanying financial statements for the year ended December 31, 2000 have been restated to correct errors that were made a) in the amount of expense that was attributed to Common Stock of the Company that was issued for legal and other services, b) the application of cash received for Common Stock subscribed and c) other accounting errors that came to light during the Company's conversion of its accounting and information systems conversion in 2001. The effect of these restatements was to increase the Net Loss for the year ended December 31, 2000 by $316,797 ($0.02 per share) net of related income tax benefit of $20,445 and to increase Subscriptions Funded After December 31, 1999 by $130,000.

4.   INVENTORIES

     Inventories consisted of the following at December 31, 2001:

      Finished Goods                                      $ 26,968
      Parts and supplies                                   176,175
      Raw Materials                                         20,328
        Less reserve for obsolescence                      (14,426)
                                                      -------------
      Total inventory                                     $209,045
                                                      =============

     There are slow-moving inventories, which consist primarily of parts removed from whole equipment items and stored until needed for future jobs. Costs are allocated to these items as components of the larger piece of equipment from which they were removed. Much of this inventory has been allocated minimum costs and management believes net realizable value exceeds recorded costs.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2001:

      Equipment                                                   $150,859
      Furniture, fixtures and other                                117,785
      Vehicles                                                      52,297
      Leasehold improvements                                       47,874
                                                                   ------
      Total                                                       $368,815
                                                                  --------
                     Less: accumulated depreciation                157,897
      Total  Property and equipment - net                         $210,918

     Depreciation expense for the years ended December 31, 2001 and 2000 was $52,843 and $ 38,471 respectively.


6.   LINE OF CREDIT

     The Company has a bank revolving line of credit agreement for $50,000 with interest at 9.75% to 18% per annum. At December 31, 2001 the Company had fully utilized the $50,000 under the credit facility. . The line of credit is collateralized by the accounts receivable of Cartridge Care and personally guaranteed by the former owners of Cartridge Care. The line of credit expired in 2001 and the Company is attempting to negotiate a payment plan with the bank.


7.   NOTES PAYABLE

     Notes payable at December 31, 2001 consist of the following:

Installment  notes  payable,   collateralized  by  vehicles,
interest   from  8%  to  10%  per  annum  ,  total   monthly
installments of $987 through 2004                                               $       31,879

Investor notes payable, unsecured, interest at 18% per annum
due in July 2002                                                                       245,000

Unsecured demand notes payable to investor,  interest at 14%
per annum                                                                              560,000

Unsecured demand notes payable to individuals, interest from
0% to 12% per annum                                                                     56,760
                                                                                -------------------
              Total                                                                    893,639
              Less long-term portion                                                    11,469
                                                                                -------------------
              Total current debt                                                $      882,170
                                                                                ===================

     Except for $25,129 due in 2002 through 2004 all the Company's debt is due in 2002 or on demand.

     In the year ended December 31, 2000, the Company issued 1,391,666 shares of its common stock in connection with certain of the above notes as incentive for lenders to enter into the debt transactions. The total value of those shares, $253,000 was amortized over the terms of the notes with $99,979 and $153,021 charged to interest expense in the years ended December 31, 2001 and 2000 respectively.

8.   INCOME TAXES


     The Company recognizes deferred income taxes for differences between financial accounting and the tax bases of assets and liabilities. Income taxes for the years ended December 31, consisted of the following:

                                                                   2001            2000
                                                                   ----            ----
Current tax provision (benefit)                                $ (556,766)      $ (513,532)
Deferred tax provision (benefit)                                  556,766         403,257
                                                               ------------     ------------
            Total income tax provision (benefit)               $    - 0 -       $  110,275
                                                               ============     ============

     Deferred tax assets of $1,335,194,000 at December 31, 2001 relate primarily to federal net operating loss carry-forwards of $3,123,000, and state operating loss carry forwards of $3,053, 000. The carry forwards expire from 2004 through 2021. Approximately $51,000 of the deferred tax asset at December 31, 2001 relates to allowances on accounts receivable and inventories. Additionally, the deferred tax asset at December 31, 2001, includes a $20,000 benefit related to a contingency accrual related to the winding up of Net Express. At December 31, 2000 there is a deferred income tax liability of $5, 185 that relates to book and tax differences for property, equipment and intangibles. The net deferred income tax asset of $1,330,000 at December 31, 2001 is substantially offset by valuation allowance of $1,190,000. The valuation allowance on the net deferred income tax asset increased by $601,000 in the year ended December 31, 2001.

     There was no income tax effect allocated to the net extraordinary loss for the years ended December 31, 2001 and 2000. Any potential income tax benefit related to these items were offset by an equal valuation allowance.

     Reconciliation of statutory and effective tax rates:

                                                    2001                         2000
                                                    ----                         ----
Federal                                         $ (516,764)  (34%)              $(440,640)  (34%)
State                                              (98,793)  (6.5%)               (84,240)  ( 6%)
Valuation allowance                                601,099    1.0%                414,526    32%
Miscellaneous                                       14,458   39.5%                  8,958     -%
                                                ----------- -------            ----------  -----
                                                ----------- -------            ----------  -----
                                                $    - 0 -                      $(101,396)  ( 8%)
                                                =========== =======             =========  ======

9.   LEASES

     Operating Leases

     The Company leases its facilities under long-term operating leases that expire through 2004. Rent expense under these leases was $113,130 and $108,990 for the years ended December 31, 2001 and 2000 respectively. Remaining minimum annual lease payments under these agreements are as follows:

     Years ended December 31:


     2002                  $117,140
     2003                  $120,490
     2004                  $102,700

   Capital leases

     The Company has several capital leases for equipment. Capital lease interest expense was $1,510 and $3,139 for the years ended December 31, 2001 and 2000 respectively. The future minimum lease payments under capital leases at December 31, 2001 was $3,436and the present value of minimum lease payments at December 31, 2001 was $3,344. All capital leases expire in 2002.

     Assets capitalized under capital leases total $ 43,098 and related accumulated amortization is $ 2,660 at December 31, 2001.


10.  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Approximately $194,138 of the accounts receivable balance at December 31, 2001 is due from two (2) customers.


11.  EMPLOYEE BENEFIT PLAN

     The Company provided benefits through a 401(k) plan for all full time employees who have completed six months of service and are at least 21 years of age. Contributions to the plan are at the discretion of the Board of Directors. The Company made no contributions to the plan for the years ended December 31, 2001 and 2000.


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

     The Company has accrued delinquent payroll taxes, penalties and interest of approximately $89,356 at December 31, 2001 of which about $46,000 represents the remaining Trust Fund principle portion. The Company has been making monthly payments of $10,000 or more against the Trust Fund liability and will continue to do so until the Trust Fund principle is exhausted. In July 2001 the Company filed an Offer in Compromise with the IRS wherein it asks the IRS to waive the remaining penalty and interest.

     The Company has been named in a lawsuit claiming that the developer of a certain website development project was unpaid. The Company has disputed the claim stating that it was not the owner of the website and that it therefore should not be named as an obligor for its development. The amount of the claim is $13,000.

     The Company has entered into a dispute with the former owner of Net Express. The dispute relates to certain transactions entered into by the former owner on behalf of Net Express without appropriate Company management approval. Management believes that all obligations have been recorded and that this obligation will ultimately be transferred back to the former owner.

     The Company has been named in a law suit filed by a former employee for damages, ($20,000) the employee alleges are due to the Company's failure to have workman's compensation coverage during a short period of time in 2000. Costs incurred by the former employee pursuant to the employee's workman's compensation claim have been paid by the Arizona Industrial Commission and accordingly the Company believes the claims of the former employee are groundless and is aggressively disputing the matter.

     The Company has entered into a dispute with an investment firm related to funds loaned to the Company and the Company's common stock subscribed by the investment firm and one of its related entities. The investment firm is claiming that it loaned the Company $25,000 that is due by the Company. The Company claims that the loan was repaid in the form of common stock issued to the investment firm's related entity. The Company believes that it has adequate defense against any claim made by the investment firm.

13.  MAJOR CUSTOMERS

     Approximately 57% of the Company's revenue was generated from five (5) customers during the year ended December 31, 2001, the largest of which accounted for approximately 44%. For the year ended December 31, 2000 about 41% of the Company's total revenues were derived from five customers with the largest contributing approximately 29%.

14.  BUSINESS SEGMENTS

     The Company's revenues are derived from three closely related and complimentary service and product categories, 1) renewable contract equipment maintenance services, 2) equipment installation services and 3) value added equipment supply distribution. The following table sets forth the salient operating contributions of each for the years ended December 31, 2001 and 2000:

                                  Maintenance     Installation     Supplies     Eliminations        Total
                                ---------------------------------------------------------------------------------
          2001
Revenues                           $1,878,421              $0      $907,606                        $2,774,947
Inter-segment sales                     5,950               0         5,130       ($11,080)                 -
Operating (loss) income             (881,104)                         95796                          (709,285)
Income Tax Benefit                          -               -             -                                 -
Depreciation/Amortization              46,109               0        26,249                            72,358
Interest                              152,218               0         6,702                           158,920
PP&E purchases                         14,958               0         3,664                            18,622
Total assets                       $1,474,898         $27,004      $411,408      ($705,283)        $1,208,027

          2000 Restated
Revenues                           $2,119,120              $0      $865,185                        $2,931,642
Inter-segment sales                    15,461                        37,202       ($52,663)
Operating (loss) income            (1,365,781)                      (79,582)                       (1,445,363)
Income Tax Benefit                     11,275               -             -                           110,275
Depreciation/Amortization              32,687                         5,153                            37,840
Interest                              177,351                        11,225                           188,576
PP&E purchases                         70,935               -             -                            70,935
Total assets                       $1,438,795         $27,004      $420,282      ($491,802)        $1,470,193

     All operating results for the installation segment have been reclassified as discontinued operations.

15.  STOCKHOLDERS' DEFICIT

     Shares issued to employees and others for services are valued based on the fair value of the stock issued and/or the service rendered. Other non-monetary common stock transactions were valued at the trading price of the stock at the date of the transactions. The following table shows the number of shares issued, the amount recorded as expense and basis of valuation for shares issued for services in the years ended December 31, 2001 and 2000.

                                                      Value
       Description                   Shares Issued   Per Share      Valuation Basis
-----------------------------------  -------------   ---------      -----------------------------
     2001 -
Issued for legal and other services    961,667        $0.07          Stock price at commitment date

Issued for employee compensation       500,000        $0.13          Stock price at commitment date

     2000 -
Issued for legal and other services    344,737        $0.35          Stock price at commitment date

Issued for employee compensation       848,874        $0.10          Stock price at commitment date

     Shares issued for legal and other services during the year 2001 were issued in eleven separate transactions with non-affiliates with a weighted average price at the dates of the transactions of $0.07 per share. In 2000 shares issued for services were issued in nine separate transactions with non-affiliates at a weighted average price at the dates of the transactions of $0.35 per share.

     During the year 2001 the Company issued shares to employees in five separate transactions with a weighted price at the date of the transactions of $0.13 per share. The weighted average price of shares granted to employees during 2000 was $0.10 per share and those shares were granted in five separate transactions to non-affiliates.

     Additionally, in the year ended December 31, 2001, the Company issued 936,667 in converting an obligation for $15,000.

     In 2000 the Company issued a) 1,285,438 shares of its common stock to non affiliates in eight separate transactions for cash with a weighted average price per share of $0.13, b) 1,391,666 shares in three transactions to non affiliates in conjunction with notes payable as financing incentives with a weighted average of $0.18 per share and c) 1,270,596 shares in three transactions for note conversions with non affiliates with a weighted average price per share of $0.27.

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

                                                       2001                                    2000
                                     -------------------------------------      -------------------------------------
                                        Loss           Shares      Per share      Loss          Shares      Per share
---------------------------------- ---------------- -------------- ---------- -------------- -------------- ----------
Net (Loss)                          $  (1,519,895)                              $(1,445,363)
Extraordinary Items                       737,350                                    58,474
Discontinued operations                    73,260                                   183,885
Loss from continuing operations          (709,285)                               (1,319,952)

Basic Loss Per Share
Loss available to common
stockholders                            $(855,805)      22,045,674    $(0.03)   $(1,203,004)    14,682,958     $(0.08)
Effect of dilutive securities               N/A                                       N/A
Diluted Loss Per Share                                  22,045,674    $(0.03)                    14,682,958    $(0.08)

     Common stock options to purchase 2,700,000 shares of common stock were outstanding at December 31, 2001. Debt convertible to 111,111 shares of common stock and common stock warrants and options to purchase 900,000 shares of common stock were outstanding at December 31, 2000. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

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

                                          2001                  2000
                                          ----                  ----
Net Loss - as reported                $(1,519,895)        $(1,445,363)
Net Loss - pro forma                  $(1,583,675)        $(1,481,063)
Loss per share - as reported              $ (0.07)            $ (0.09)
Loss per share - pro forma                $ (0.07)            $ (0.09)

     Under the provisions of SFAS No. 123, there were no fully vested options and 525,000 proportionately vested options considered to determine net earnings and earnings per share under a pro forma basis for the year ended December 31, 2000.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for year ended December 31:

                                               2001              2000
                                               ----              ----
Dividend yield                                 None             None
Volatility                                     6.963            7.437
Risk free interest rate                        4.18%            5.25%
Expected asset life                            2.5 years        2.5 years

     The shareholders approved a Long-term Incentive plan in 2000 that reserves 1,000,000 shares of the Company's common stock for employee stock based incentive plans. Also in 2000 the board of directors approved a grant of 700,000 shares of the Company's common stock to three current or former officers.. The 1,000,000 shares reserved under the 2000 employee option plan are set set-aside for rank and file employees. The board of directors has discretion to grant options to officers and directors in addition the Long-term Incentive Plan. No options have been granted under the 2000 Long-term Incentive Plan.

     During the year ended December 31, 2001 and 2000, the Company granted 2,000,000 and 700,000 options respectively to certain directors and key employees. The 2001 options vest immediately and the 2000 options vest over one year. The 2001 options were granted at an exercise price of $0.03 per share and the 2000 options at $0.55 per share, the fair market value of the underlying shares on the dates of grant for both grants. The 2001 options expire 36 months from the date of grant and the 2000 options expire 30 months from date of grant.

     The summary of activity for the Company's stock options is presented below:

                                                                               Weighted                    Weighted
                                                                                Average                    Average
                                                                               Exercise                    Exercise
                                                                  2001           Price         2000         Price
------------------------------------------------------------ ---------------- ------------ ------------- -------------
Options outstanding at beginning of year                             700,000       $ 0.55           -0-           N/A
Granted                                                            2,000,000       $ 0.03       700,000        $ 0.55
Exercised                                                                -0-                        -0-           N/A
Terminated/Expired                                                       -0-                        -0-           N/A
Options outstanding at end of year                                 2,700,000       $ 0.16       700,000        $ 0.55
Options exercisable at end of year                                 2,700,000       $ 0.16           -0-           N/A
Options available for grant at end of year                         1,000,000          N/A     1,000,000
Price per share of options outstanding                           $0.03-$0.55                     $ 0.55
Weighted average remaining contractual lives                      2.78 years                    2 years
Weighted Average fair value of options granted during the year                     $ 0.02         $0.07


18.  EXTRAORDINARY ITEMS

     Loss on Write-off of Stock Subscription Notes:

     In 1999 the Company entered into a transaction with two investment firms wherein it issued 2,624,672 shares of its common stock (1,312,336 shares to each) in return for two notes receivable in the principal amount of $400,000 and interest of 6% per annum. As part of the transaction the investment firms were engaged to assist the Company in building a public market for its then newly listed common stock. The investment firms agreed to repay the notes and interest from the proceeds of selling certain of their shares of stock in the open market. The notes' original 2000 due dates were extended to 2001 but when presented for collection the investment firms defaulted. The Company is attempting to negotiate a satisfactory settlement of the matter but at December 31, 2001 no such agreement had yet been reached. The Company is not certain that one will be achieved and in light of that uncertainty has written off the notes, resulting in a loss of $800,000. There is no income tax effect on this transaction because any income tax benefit has been offset by an equal valuation allowance.

     Debt Forgiveness Income:

     In November 2001 an investor and the Company agreed to rescind a stock subscription agreement wherein the Company was to issue shares of Common Stock in exchange for a) the conversion of a note due the investor in the amount of $67,901 and b) for certain debt placement fees related to debt contributed by the investor to the Company.

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

19.  DISCONTINUED OPERATIONS

     In April 2001 the Company discontinued the operations of its integration subsidiary and moved to dispose for the net assets of that business, which management anticipates completing in 2002. The Company anticipates abandoning the remaining assets and negotiating the liabilities through an orderly liquidation or through bankruptcy. No significant operations were conducted in the subsidiary during the year ended December 31, 2001. The accompanying consolidated financial statements for the year ended December 31, 2000 have been restated to show the net operating results of the subsidiary separately and net revenues of the subsidiary of $297,747 for 2000 are excluded from total consolidated revenues in the accompanying Consolidated Statement of Operations. There were no revenues in this segment during the year ended December 31, 2001.

     Discontinued assets are carried at their expected net realizable values and liabilities at their face values. Assets and liabilities of Net Express to be disposed of consist of the following at December 31, 2001.

 Cash                                               $2,438
 Inventory                                          23,743
Property and equipment                               2,526
Payables and short-term borrowings                 (77,252)
                                               ------------
          Net Liabilities                         ($48,545)
                                               ============

                                    * * * * *

Item 8.               Changes in and Disagreements with Accountants

              None.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons:

Executive Officers and Directors


         Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company who served during the year 2001.

Name                     Age         Position(s) with Company
------------------       ----      -------------------------------------
Thomas E. Glasgow         48       Chairman

Jerry M.  Washburn        58       CEO, President and Director and acting Secretary and Treasurer

Donald E. McIntyre        77       Director

     Directors  Ford L. Williams  (47),  Norman E. Clarke (47),  Donald C. Gause
(42) and William B. Meger (55) served as Directors until May 2001. Ford L. Williams also resigned as Company Secretary and Treasurer at that time. In
January 2002, Donald E. McIntyre was appointed to the Board as an outside Director to fill one of the vacancies.

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

     In addition to serving on the board of the Company, Mr. Glasgow also serves as a board member of the public companies: Miracor Diagnostics and First Net Technology Group. Donald E. McIntyre, in addition to his service on the OneSource Board, also serves on the Board of Directors of Cragar Industries, Inc., a public company as well as a number of private Boards.

Family Relationships

     There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

     Thomas Glasgow joined the Company in 2001 to lead turnaround and restructuring plans to complete infrastructure for planned rapid growth. Glasgow was instrumental in leading successful turnarounds at several companies in the three previous years. An alumnus of the United States Marine Corps (Captain) and Vice President of Federal Express Corporation, Glasgow is a graduate of the University of Illinois with BS in Criminology and holds an MBA degree from the Kellogg School of Management - Northwestern University.

     Jerry Washburn has many years of financial and administrative experience in a variety of business situations. Jerry, a CPA, spent ten (10) years with Arthur Andersen & Co., LLC where among other things he managed two (2) of that firm's Fortune 200 audit clients. Following Andersen, Mr. Washburn served as President of Total Information Systems, Inc., ("TIS") for eight (8) years, during which time he successfully guided this vertical market computer software company from its inception and startup through eventual sale in 1989. At the time of its sale TIS had over three hundred (300) customer installations in forty-one (41) states and five (5) provinces. Prior to joining the Company, he worked for a number of closely held business owners as an advisor on a variety of financial and operational matters. Mr. Washburn has a BS degree in Accounting from Brigham Young University.

     Donald E. McIntyre joined the Company's Board of Directors as an outside Director in January 2002. In addition to his position on the Company's Board, Don sits as an outside director on the board of directors of another public company (Cragar Industries, Inc.) and the boards of three private corporations. Don is presently the CEO of the American Foundation and has been the CEO of four other companies leading to his extensive business and corporate governance experience. As a former CEO his expertise focuses on finance, operations and governance. McIntyre holds a BS in Business from Iowa State University. In addition to attending Drake Law School and the Michigan State University School of Organizational Management, Don has had a long association with the Business College at Arizona State University and is the founder of the McIntyre Center for Corporate Governance at that university.

Compliance with Beneficial Ownership Reporting

     None of the Officers, Directors or Beneficial Owners of the Company's stock failed to file the reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

Item 10. Executive Compensation

     The following sets forth the compensation paid to the Company's executive officers.

                                      Annual Compensation                   Long-term Compensation
                                                                        Awards      Payouts          Other
                                --------------------------------        --------    -------          -------
                                                                       Restricted   Number of
                                Fiscal                                   Stock     Securities/      LTIP       All Other
    Name & Position             Year     Salary    Bonus    Other       Awards        SARs        Payments     Compensation
------------------------------- -------- --------- -------- ---------- ----------- ------------- ------------ -------------
                                 2001    $60,000    $0.00     $0.00      $6,000      200,000        $0.00        $0.00
Thomas E. Glasgow, Chair         2000     $0.00     $0.00     $0.00      $0.00        $0.00         $0.00        $0.00

                                 2001    $83,000    $0.00     $0.00      $6,000      200,000        $0.00        $0.00
                                 2000    $93,776    $0.00     $0.00      $0.00         None         $0.00        $0.00
Jerry M. Washburn, CEO           1999    $51,000    $0.00     $0.00     $60,000      200,000        $0.00        $0.00

Ford L. Williams (former CFO)    2001    $30,000    $0.00     $0.00      $8,400      200,000        $0.00        $0.00
                                 2000    $30,000    $0.00     $0.00      $0.00         None         $0.00        $0.00

Donald C. Gause, Director        2001                                    $3,000      100,000        $0.00        $0.00
(former Secretary and            2000    $24,921    $0.00     $0.00      $0.00         None         $0.00        $0.00
Treasurer                        1999    $46,2000   $0.00     $0.00     $75,000      250,000        $0.00        $0.00

William B. Meger                 2000     $5,308    $0.00     $0.00      $0.00         None         $0.00        $0.00
Director and Sales person        1999    $24,792    $0.00     $0.00      $0.00         None         $0.00        $0.00

Maurice E. Mallette              2000    $47,917    $0.00     $0.00      $0.00         None         $0.00        $0.00
                                 1999    $37,500    $0.00     $0.00       0.00         None         $0.00        $0.00

Daniel C. Webb                   1999     41,500   $ 0.00    $79,800     $0.00         None         $0.00        $0.00
Vice President - Sales



(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.

(2) Mr. Glasgow started with the Company in January 2001 and accordingly received no compensation for the year 2000.

(3) Mr. Williams started with the Company in June 2000 and left the Company in July 2001.

(4) Gause started with the Company in June 1998 and left in My 2000. He was compensated for his Board service in the balance of 2000 and part of 2001 with a stock option award.

(5) During 1998, Mr. Washburn and Mr. Gause were not paid regular salaries but took draws in lieu thereof as cash flows permitted. The amounts shown as "salaries" represent the total of each officer's draws for 1998.

(6) In addition to his Director position, Meger was employed by the Company as a sales person in 1998, 1999 and 2000. Meger's "other compensation" consisted of sales commissions paid for services rendered.

(7) Mallette was President of the Company's wholly owned subsidiary, Cartridge Care, Inc. and a former Director of the Company.

(8) Webb started with the Company in mid 1998 and was an officer and Director in 1998 and part of 1999 but as of December 31, 1999, he was a commission sales person only. Webb's "other" compensations consisted of sales commissions paid in 1998 and 1999 for services.

(9) In January 2001, at a meeting of the Board of Directors, the Directors elected to fill a vacancy to the Board of Directors with Thomas E. Glasgow. At the same meeting of the Board of Directors, Jerry Washburn resigned his position as Chairman of the Board, but retained his positions as Chief Executive Officer and Director. Thomas Glasgow was then elected to serve as Chairman of the Board until the next annual meeting of the shareholders.

(10) In January 2001, the Company entered into an employment agreement with Thomas E. Glasgow, the Company's current Chairman. The term of the agreement is for a period of two (2) years. Mr. Glasgow committed to work at least eight (8) business days per month. For such services, Mr. Glasgow is to receive an annual salary of $60,000, until such time as the Company yields positive cash flow for two (2) consecutive months. At that time, his salary will be increased to $72,000 per annum. Mr. Glasgow also received 500,000 shares of the Company's restricted common stock and an option to purchase an additional 1,250,000 shares of the Company's restricted common stock at a price of $0.19 per share. Of these options, 750,000 vested already and are exercisable for a period of five (5) years and five (5) months. Additionally, 500,000 more will vest upon the occurrence of: (i) the Company achieves positive cash flow for a period of two (2) consecutive quarters; (ii) annualized sales trending exceeds $3.2 million; or (3) the Company's sales growth exceeds by ten percent (10%) of CY annualized sales for two (2) consecutive quarters. These options are exercisable for a period of five (5) years from the date they vest. All options are extinguished in the event the Company is sold. Mr. Glasgow is also entitled to receive a commission of five percent (5%) for any single financing transaction arranged or facilitated by him in excess of $500,000, provided that the cumulative transaction fees do not exceed twelve percent (12%). In the event of a merger, amalgamation or change of control, Mr. Glasgow is entitled to a commission equal to the lesser of three percent (3%) of the value of such transaction or $100,000. For such offering, the Company relied upon the 506 Exemption and Section 14-4-140 of the Arizona Code. See
     Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(11) In January 2001, the Company entered into indemnification agreements with Jerry M. Washburn, the Company's current President, CEO, Director and acting Secretary and Treasurer and Thomas E. Glasgow, the Company's current Chairman, wherein the Company agreed to indemnify them for their service as officers and directors of the Company in the event the need arises. See
     Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(12) In December 2001, Donald C. Gause and Norman E. Clarke resigned as Directors of the Company. Neither resigned because of a disagreement with the registrant on any matter relating to the registrant's operations, policies or practices and neither furnished the registrant with a letter requesting that the matter be disclosed. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item
     12. "Certain Relationships and Related Transactions".

(13) In December 2001, the Company's directors, at a meeting of the Board of Directors, approved the issuance of options to purchase shares of the Company's common stock. Thomas E. Glasgow, the Company's current Chairman, Jerry Washburn, the Company's current President, CEO, Director and acting Secretary and Treasurer and Donald Gause, a former Director of the Company, received options to purchase 1,700,000, 200,000 and 100,000 shares of the Company's restricted common stock at an exercise price of $0.03 per share for a period of three (3) years, respectively. The directors also rescinded approval of a previous issuance of 500,000 shares of the Company's common stock to Thomas E. Glasgow. For such offering, the Company relied upon the 506 Exemption and Section 14-4-140 of the Arizona Code. See Part III, Item
     11. "Security  Ownership of Certain Beneficial Owners and Management";  and
     Part III, Item 12. "Certain Relationships and Related Transactions".

     The following table sets forth the officers and Directors that were granted stock options in 2001.

                            Option/SAR Grants in 1999
                                Individual Grants

                                                           % of Total
                                                      Options/SARs Granted
                                                      to Employees in Fiscal    Exercise or Base
        Name & Position           SARs Granted              Year                Price per share     Expiration Date
    ---------------------------- ------------------- ------------------------ -------------------- ------------------
  Thomas E. Glasow (1)              200,000                  10%                   $0.03         28 December 2004
    Chairman

  Jerry M. Washburn (1)             200,000                  10%                   $0.03         28 December 2004
    CEO and Director

    Donald C. Gause (1)             100,000                   5%                   $0.03         28 December 2004
  (former Off/Dir)

  Thomas E. Glasgow(2)              150,000                  75%                   $0.03         28 December 2004
  Chairman

(1) These options for purchase of Company stock were granted as consideration for service as Directors during 2001. Other Directors not included herein that served for part of the year, William B. Meger, Norman Clarke and Ford Williams were previously given stock grants during the year for their service.

(2) This option is in consideration for Mr. Glasgow's commitment to expand his involvement in the Company's day-to-day operations and to assume tot position as the Company's Chief Operations Officer (COO) for the foreseeable future.

Employee Contracts and Agreements

     The Company has employment agreements with its two (2) present executive officers, Thomas E. Glasgow and Jerry M. Washburn

Key Man Life Insurance

     The Company has Key Man Life Insurance coverage for Jerry Washburn the Company's CEO and President. No other officers or directors are so insured.

Employee and Consultants Stock Option Plans

     The Company has a shareholder approved Long-term Incentive Plan that permits the execution of certain stock based incentive plans for employees and others. At December 31, 2001 no option plans had been granted pursuant to this Plan.

Compensation of Directors

     The Company has no formal consideration arrangements for compensating the directors of the Company for their attendance at meetings and service as members of the Board of Directors. From time to time certain payments are made to directors for their service, including payment in shares of the Company's stock as well as options to purchase shares of the Company's stock, sometimes at a price which is at or below market price.

Item 11. Security Ownership of Certain Beneficial Owners and Management:


     The following table sets forth information as of December 31, 2001, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

---------------------------------------------------------------------------------------
Name and Address of             Title of       Amount and Nature of          Percent of
Beneficial Owner                 Class           Beneficial Owner                 Class
---------------------------------------------------------------------------------------
Jerry M. Washburn                Common              3,150,000                  11.8%

Thomas E. Glasgow                Common                790,000                   3.0%

Donald E McEntyre                Common                      0                     0%

All Executive Officers and       Common              3,940,000                  14.8%
Directors as a Group
(Three (3) persons)

William B. Meger                 Common              3,085,772                  11.6%

Blackwater Capital Partners      Common              2,937,219                  11.0%

Donald C. Gause                  Common                254,000                   0.1%

Ford L. Williams                 Common                200,000                   0.7%

Norman E. Clarke                 Common                215,180                   0.8%


(1) The address for each of the above is c/o OneSource Technologies, Inc.,7419 East Helm Drive, Scottsdale, AZ 85260.

(2) In January 2001, at a meeting of the Board of Directors, the Directors elected to fill a vacancy to the Board of Directors with Thomas E. Glasgow. Subsequently, Jerry Washburn resigned his position as Chairman of the Board, but retained his positions as President, Chief Executive Officer and as a Director. Thomas Glasgow was then elected to serve as Chairman of the Board until the next annual meeting of the shareholders. See Part III, Item
     12. "Certain Relationships and Related Transactions".

(3) In January 2001, the Company entered into an employment agreement with Thomas E. Glasgow, the Company's current Chairman. The term of the agreement is for a period of two (2) years. Mr. Glasgow committed to work at least eight (8) business days per month. For such services, Mr. Glasgow is to receive an annual salary of $60,000, until such time as the Company yields positive cash flow for two (2) consecutive months. At that time, his salary will be increased to $72,000 per annum. Mr. Glasgow also received 500,000 shares of the Company's restricted common stock and an option to purchase an additional 1,250,000 shares of the Company's restricted common stock at a price of $0.19 per share. Of these options, 750,000 vested already and are exercisable for a period of five (5) years and five (5) months. Additionally, 500,000 more will vest upon the occurrence of: (i) the Company achieves positive cash flow for a period of two (2) consecutive quarters; (ii) annualized sales trending exceeds $3.2 million; or (3) the Company's sales growth exceeds by ten percent (10%) of CY annualized sales for two (2) consecutive quarters. These options are exercisable for a period of five (5) years from the date they vest. All options are extinguished in the event the Company is sold. Mr. Glasgow is also entitled to receive a commission of five percent (5%) for any single financing transaction arranged or facilitated by him in excess of $500,000, provided that the cumulative transaction fees do not exceed twelve percent (12%). In the event of a merger, amalgamation or change of control, Mr. Glasgow is entitled to a commission equal to the lesser of three percent (3%) of the value of such transaction or $100,000. For such offering, the Company relied upon the 506 Exemption and Section 14-4-140 of the Arizona Code. See
     Part III, Item 12. "Certain Relationships and Related Transactions".

(4) In January 2001, the Company entered into indemnification agreements with Jerry M. Washburn, the Company's current President, CEO, Director and acting Secretary and Treasurer and Thomas E. Glasgow, the Company's current Chairman, wherein the Company agreed to indemnify them for their service as officers and directors of the Company in the event the need arises. See
     Part III, Item 12. "Certain Relationships and Related Transactions".

(5) In December 2001, Donald C. Gause and Norman E. Clarke resigned as Directors of the Company. Neither resigned because of a disagreement with the registrant on any matter relating to the registrant's operations, policies or practices and neither furnished the registrant with a letter requesting that the matter be disclosed. See Part III, Item 12. "Certain Relationships and Related Transactions".

(6) In December 2001, the Company's directors, at a meeting of the Board of Directors, approved the issuance of options to purchase shares of the Company's common stock. Thomas E. Glasgow, the Company's current Chairman, Jerry Washburn, the Company's current President, CEO, Director and acting Secretary and Treasurer and Donald Gause, a former Director of the Company, received options to purchase 1,700,000, 200,000 and 100,000 shares of the Company's restricted common stock at an exercise price of $0.03 per share for a period of three (3) years, respectively. The directors also rescinded approval of a previous issuance of 500,000 shares of the Company's common stock to Thomas E. Glasgow. For such offering, the Company relied upon the 506 Exemption and Section 14-4-140 of the Arizona Code. See Part III, Item
     12. "Certain Relationships and Related Transactions".

         There are no arrangements which may result in the change of control of the Company.

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

     In January 2001, the Company entered into an employment agreement with Thomas E. Glasgow, the Company's current Chairman. The term of the agreement is for a period of two (2) years. Mr. Glasgow committed to work at least eight (8) business days per month. For such services, Mr. Glasgow is to receive an annual salary of $60,000, until such time as the Company yields positive cash flow for two (2) consecutive months. At that time, his salary will be increased to $72,000 per annum. Mr. Glasgow also received 500,000 shares of the Company's restricted common stock and an option to purchase an additional 1,250,000 shares of the Company's restricted common stock at a price of $0.19 per share. Of these options, 750,000 vested already and are exercisable for a period of five (5) years and five (5) months. Additionally, 500,000 more will vest upon the occurrence of: (i) the Company achieves positive cash flow for a period of two
(2) consecutive quarters; (ii) annualized sales trending exceeds $3.2 million; or (3) the Company's sales growth exceeds by ten percent (10%) of CY annualized sales for two (2) consecutive quarters. These options are exercisable for a period of five (5) years from the date they vest. All options are extinguished in the event the Company is sold. Mr. Glasgow is also entitled to receive a commission of five percent (5%) for any single financing transaction arranged or facilitated by him in excess of $500,000, provided that the cumulative transaction fees do not exceed twelve percent (12%). In the event of a merger, amalgamation or change of control, Mr. Glasgow is entitled to a commission equal to the lesser of three percent (3%) of the value of such transaction or $100,000. For such offering, the Company relied upon the 506 Exemption and
Section 14-4-140 of the Arizona Code.

     In January 2001, the Company entered into indemnification agreements with Jerry M. Washburn, the Company's current President, CEO, Director and acting Secretary and Treasurer and Thomas E. Glasgow, the Company's current Chairman, wherein the Company agreed to indemnify them for their service as officers and directors of the Company in the event the need arises.

     In December 2001, Donald C. Gause and Norman E. Clarke resigned as Directors of the Company. Neither resigned because of a disagreement with the registrant on any matter relating to the registrant's operations, policies or practices and neither furnished the registrant with a letter requesting that the matter be disclosed.

     In December 2001, the Company's directors, at a meeting of the Board of Directors, approved the issuance of options to purchase shares of the Company's common stock. Thomas E. Glasgow, the Company's current Chairman, Jerry Washburn, the Company's current President, CEO, Director and acting Secretary and Treasurer and Donald Gause, a former Director of the Company, received options to purchase 1,700,000, 200,000 and 100,000 shares of the Company's restricted common stock at an exercise price of $0.03 per share for a period of three (3) years, respectively. The directors also rescinded approval of a previous issuance of 500,000 shares of the Company's common stock to Thomas E. Glasgow. For such offering, the Company relied upon the 506 Exemption and Section 14-4-140 of the Arizona Code.

     Between January 2001 and the filing of this report, 3,534,025 shares of the Company's restricted common stock were issued to four (4) individuals in connection with funding, 2,206,404 shares of the Company's restricted common stock were issued to seventeen (17) individuals in connection with employee/consulting services, 920,000 shares of the Company's restricted common stock were issued to twelve (12) individuals in connection with funding which occurred in November 2000 and 75,000 shares of the Company's unrestricted common stock was issued to the Company's legal counsel for legal services rendered pursuant to a Registration Statement filed on Form S-8. For such issuances, the Company relied upon the 506 Exemption, Section 14-4-140 of the Arizona Code,
Section  517.061(11) of the Florida Code,  Section 130.293 of the Illinois Code,
Section 11.602 of the Maryland Code, Rule 803.7 and Section 402(b)(21) of the Michigan Code, Section 211(b) of the Pennsylvania Code and Section 48-2-125 as interpreted by Rule 0780-4-2-.11. of the Tennessee Code. No state exemption was necessary for the sale(s) to Canadian resident(s).

Item 13. Exhibits and Reports on Form 8-K.

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

10.25    [3]      Promissory Note by the Company in favor of Barry Zemel dated August 29, 2000.

10.26    [4]      OneSource Technologies, Inc. Year 2001  Employee/Consultant Stock Compensation Plan.

10.27    *        Addendum to City Market Store Equipment Maintenance Contract with King Soopers dated July 31, 2001.

10.28    *        Subcontractor Agreement with Tecniflex, Inc. dated March 9, 2001.

10.29    *        Indemnification Agreement between the Company and Jerry M. Washburn dated January 4, 2001.

10.30    *        Indemnification Agreement between the Company and Thomas E. Glasgow dated January 4, 2001.

10.31    *        Employment agreement between the Company and Thomas E. Glasgow dated January 4, 2001.

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

*    filed herewith

     (b) No reports on Form 8-K have been filed.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          OneSource Technologies, Inc.
                                  (Registrant)


Date: April 9, 2002         By: /s/ Jerry M. Washburn
                            -----------------------------------------------
                                Jerry M. Washburn, President, CEO, Director
                                and acting Secretary and Treasurer

                            By: /s/ Thomas E. Glasgow
                            -----------------------------------------------
                                Thomas E. Glasgow, Chairman

                            By: /s/ Donald E. McIntyre
                            -----------------------------------------------
                                Donald E. McIntyre, Director

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                       Date

/s/ Jerry M. Washburn
----------------------
Jerry M. Washburn          President, CEO, Director and       April 9, 2002
                           acting Secretary and Treasurer

/s/ Thomas E. Glasgow
----------------------
Thomas E. Glasgow          Chairman                           April 9, 2002


/s/ Donald E. McIntyre
----------------------
Donald E. McIntyre         Director                           April 9, 2002