Form 10QSB
period 2002-03-31
ONESOURCE TECHNOLOGIES INC
filed 2002-05-14
CIK 1118421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2002

Commission file no.: 000-30969

                          ONESOURCE TECHNOLOGIES, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                             65-0691963
------------------------------------                  --------------------------
(State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                               Identification No.)

   7419 East Helm Drive
    Scottsdale, Arizona                                          85260
---------------------------------------------         --------------------------
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

                    Yes  X          No
                          ----             ---

     As of March 31, 2002, there were 26,686,929 shares of voting stock of the registrant issued and outstanding.

                          ONESOURCE TECHNOLOGIES, INC.



                     Consolidated Financial Statements as of
                             March 31, 2002 and 2001

                                   (Unaudited)

ONESOURCE TECHNOLOGIES, INC.



TABLE OF CONTENTS

                                                                            Page


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002                             F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED MARCH 31, 2002  AND 2001                                       F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE
MONTHS ENDED MARCH 31, 2002 AND 2001                                        F-3

FOOTNOTES                                                                   F-4

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2002


ASSETS
CURRENT ASSETS:
    Cash                                                                        $          17,310
    Accounts receivable                                                                   230,083
    Inventories                                                                           178,624
    Other current assets                                                                   20,425
        Total current assets                                                              446,443
                                                                                -----------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation $160,290                          193,037

GOODWILL                                                                                  235,074

DEFERRED INCOME TAXES                                                                     140,187

OTHER ASSETS                                                                                3,374

TOTAL ASSETS                                                                    $       1,018,114
                                                                                =================


LIABILITIES AND STOCKHOLDERS" DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                            $         292,957
    Accrued expenses and other liabilities                                                325,062
    Deferred revenue                                                                      140,860
    Bank line of credit                                                                    50,000
    Current portion capital leases                                                          5,136
    Current portion of debt                                                               873,616
         Total current liabilities                                                      1,687,631
                                                                                -----------------

INSTALLMENT NOTES - LONG-TERM PORTION                                                       7,788

TOTAL LIABILITIES                                                                       1,695,419
                                                                                -----------------

STOCKHOLDERS' DEFICIT
    Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued
    Common Stock, $.001 par value, 50,000,000 shares authorized, 24,963,317
        issued and outstanding at March 31, 2002                                           24,963
    Paid in capital                                                                     2,685,004
    Accumulated deficit                                                               (3,387,270)
                                                                                -----------------
                                                                                        (677,304)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $       1,018,114
                                                                                =================


         The accompanying notes are an integral part of this statement.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THREE MONTHS ENDING MARCH 31


                                                                                                      Restated
                                                                                    2002                2001
                                                                             ------------------   -----------------
REVENUE, net                                                                 $          678,990    $        662,729
COST OF REVENUE                                                                         490,196             405,340
                                                                             ------------------   -----------------
       GROSS PROFIT                                                                     188,794             257,389

GENERAL AND ADMINISTRATIVE EXPENSES                                                     255,453             578,834
SELLING AND MARKETING EXPENSES                                                            6,605              53,058
                                                                             ------------------   -----------------
       Operating Loss                                                                   (73,265)           (374,503)

OTHER INCOME (EXPENSE)
    Interest expense                                                                    (35,109)            (72,938)
    Other income (expense)                                                               (2,093)             (3,770)
                                                                             ------------------   -----------------
       Total other expense                                                              (37,202)            (76,708)

LOSS BEFORE DISCONTINUED OPERATION AND INCOME TAXES                                    (110,467)           (451,211)

    Income Tax Benefit related to accounting corrections                                      -              20,445

LOSS FROM CONTINUING OPERATIONS                                                        (110,467)           (430,766)

    Loss from discontinued operation of integration segment                                   -             (73,260)
NET LOSS                                                                     $         (110,467)  $        (504,026)
                                                                             ==================   =================

LOSS PER SHARE -
       Basic before loss from discontinued operation                                 **            $            (0.02)
       Loss from discontinued operation                                                  -                **
       Net loss                                                                      **            $            (0.03)

       Diluted before loss from discontinued operation                               **            $            (0.02)
       Loss from discontinued operation                                                  -                **
       Net loss                                                                      **            $            (0.03)

Weighted Average Shares Outstanding:

       Basic                                                                         24,963,317          18,134,245
       Diluted                                                                       24,963,317          18,134,245

     **Less than $0.00 per share




         The accompanying notes are an integral part of this statement.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31


                                                                                                        Restated
                                                                                      2002                2001
                                                                               ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $         (110,467) $         (504,026)
   Adjustments to reconcile net loss to net cash  provided (used) by operations -

      Loss from discontinued operation                                                           -              73,260
      Depreciation/Amortization                                                             12,736              16,781
      Amortization of deferred financing costs                                                   -              61,671
      Stock issuances to consultants for services                                                -           (152,231)
      Stock issuances to employees for services                                                  -             156,297
      Changes in assets and liabilities (net of acquisitions):
      Deferred taxes                                                                             -             (20,445)
          Accounts receivable                                                               81,912              42,279
          Inventory                                                                         30,421             (63,573)
          Other current assets                                                               1,576              18,158
          Accounts payable                                                                 (66,606)           (147,494)
          Accrued expenses and other liabilities                                            (1,166)            (44,913)
          Non cash accrued expenses and other liabilities                                        -              62,090
          Deferred revenue                                                                   1,234              10,819
                                                                                ------------------ -------------------
                 Net cash (used) provided by continuing operating activities               (50,360)           (491,327)
                                                                                ------------------ -------------------
                 Net cash (used) provided by discontinued operating activities                   -             (48,812)
                                                                                ------------------ -------------------
NET CASH Provided (used) by Operating Activities                                           (50,360)           (540,139)
                                                                                ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                                     (355)            (14,545)
      Disposal of equipment                                                                   (658)                  -
      Loss on Disposal of equipment                                                          6,158                   -
                                                                                ------------------ -------------------
                     Net cash provided (used) by investing activities                        5,145             (14,545)
                                                                                ------------------ -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                                            (672)              3,745
   Proceeds on notes payable                                                                     -             150,000
   Principal payments on notes payable                                                     (12,236)                  -
   Funds received for stock subscriptions                                                        -             130,000
   Issuance of common stock (net of capital placement fees)                                      -             152,231
                     Net cash provided (used) by financing activities                      (12,908)            435,976
                                                                                ------------------ -------------------

INCREASE (DECREASE) IN CASH                                                                (58,123)           (118,708)

CASH, January 1                                                                             75,433             176,441
CASH, March 31                                                                  $           17,310  $           57,733
                                                                                ================== ===================



         The accompanying notes are an integral part of this statement.
                                       F-3

ONESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE THREE MONTHS ENDED MARCH 31, 2002 and 2001

1.   BASIS OF PRESENTATION

The Unaudited financial statements presented herein have been prepared by the Company without audit, pursuant the rules and regulations for financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company"s audited financial statements as of December 31, 2001. In the opinion of management, these Unaudited financial statements reflect all adjustments which are necessary to present fairly the financial position and results of operations of the Company for such interim period. Operating results for the interim period are not necessarily indicative of results that may be expected for the entire year.


2.   RESTATEMENT

The accompanying financial sttements for the three months ended March 31, 2001 have been restated to correct errors that were made a) in the amount of expense that was attributed to Common Stock of the Company that was issued for legal and other services, b) the application of cash received for Commpon Stock subscribed and c) other accounting errors that came to light during the Company's conversion of its accounting and information systems in late 2001. The effect of these restatements was to increase the Net Loss for the three months ended March 31, 2001by $206,182, ($0.01 per share), net of related income tax benefit of $20,445 and to increase Subscriptions Funded Afer December 31, 1999 by $130,000.


3.   DISCONTINUED OPERATION

In April 2001, the Company discontinued the operations of its Integration division. The interim consolidated financial statements of the Company for the three months ended March 31, 2001 have been restated to reclassify costs related to discontinuing operations of the division.from General and Administrative costs to Loss from Discontinued Operation.


4.   STOCKHOLDERS' DEFICIT

Shares issued to employees and others for services in the months ended March 31, 2001 were valued based on the fair value of the stock issued and/or the service rendered. No shares were issued in the quarter ended March 31, 2002 for services. The following table shows the number of shares issued, the amount recorded as expense and the basis of valuation for shares issued for services in the quarter ended March 2001.

                                        Shares Cost per
Description                                 Issued          Share      Valuation Basis
                                        ---------------  ------------  ----------------------------------------
Issued for services                       171,667          0.10        Stock price at commitment date

Issued for employee compensation          150,000          0.14        Stock price at commitment date

Shares issued for services during the quarter ended March 31, 2001 were issued in three separate transactions to non affiliates with a weighted average share price at the commitment date of $0.10 per share. The weighted average average price of shares granted to employees was $0.14 per share. These shares were granted in three separate transactions during the quarter.

5.   BUSINESS SEGMENTS

   The Company's revenues are derived from 1) renewable contracts of equipment maintenance services, 2) equipment installation services, and 3) value added equipment supply distribution. The following table sets forth the operating contributions of each for the three months ended March 31, 2002 and 2002:

                                        Maintenance     Integration        Supplies        Eliminations          Total
                                      ---------------  --------------  ----------------  ----------------  ------------------

                 2002
Revenues                                 $474,403              $0          $204,587                              $678,990
Inter-segment sales                             0               0                 0                $0                   0
Operating (loss) income                 (106,127)               0           (4,340)                             (110,467)
Depreciation and amortization               7,778               0             2,519                                10,297
Interest                                   35,023               0                86                                35,109
Property & equipment purchases                355               0                 0                                   355
Total assets                           $1,324,744              $0          $398,285        ($678,279)          $1,044,750

                 2001
Revenues                                 $437,211              $0          $225,517                              $662,729
Inter-segment sales                         2,975               0             2,161          ($5,136)                   0
Operating (loss) income                 (524,877)               0            20,850                             (504,027)
Depreciation and amortization               9,815               0             6,965                                16,781
Interest                                   69,091               0             3,847                                72,938
Property & equipment purchases             13,979               0                 0                                13,979
Total assets                           $1,364,025         $27,004          $454,262        ($528,489)          $1,316,801



                                                       ********

Item 2. Management's Discussion and Analysis or Plan of Operation

General

     In January 2002, Donald E. McIntyre was appointed by the Board of Directors to fill a vacancy on the Board until the next annual meeting of the shareholders in which Directors are elected.

     In March 2002, the Company committed to issue Thomas E. Glasgow, the Company's current Chairman, 750,000 shares of its unrestricted common stock pursuant to a Registration Statement filed on Form S-8 July 25, 2001. The shares will be issued as control stock.

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

     In May 2002, the Company sold 2,000,000 shares of its restricted common stock to Anderson Hall Group, Inc., an Arizona corporation for $100,000. For such offering, the Company relied upon the 506 Exemption and Section 14-4-140 of the Arizona Code.

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

Discussion and Analysis

Introduction

     The financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") for the three months ended March 31, 2002 and 2001. OneSource is engaged in three closely related and complimentary lines of technology and business equipment support activities; 1) equipment maintenance services, ("Maintenance")
2) equipment installation services, ("Installation") and 3) value added equipment supply sales, ("Supplies"). OneSource is a leader in the technology equipment maintenance and service industry and is the inventor of the unique OneSource Flat-Rate Blanket Maintenance System(TM). This program provides customers with a Single Source for all general office, computer and peripheral and industry specific equipment technology maintenance, installation and supplies products.

     In April 2001 as part of management's refocused emphasis on its core business opportunities the Company discontinued the operations of its wholly owned subsidiary Net Express, Inc., (NEI). For comparative purposes the consolidated financial statements of the Company for the three-months ended March 31, 2001 have been restated to show the costs incurred in shutting down the segment separately as discontinued operations in the following tables of financial data as of March 31, 2001. Fiscal 2001 financial results have also been restated to correct certain errors that were made a) in the amount of expense that was attributed to Common Stock of the Company that was issued for legal and other services, b) the application of cash received for Common Stock subscribed and c) other accounting errors that came to light during the Company's conversion of its accounting and information systems conversion in 2001. The effect of these restatements was to increase the Net Loss for the three months ended March 31, 2001 by $206,182 ($0.01 per share) and to increase Subscriptions Funded After December 31, 1999 by $130,000.


Summary of Operations

     Operating results are improved in the three months ended March 31, 2002 compared to the same period in fiscal 2001. The following table summarizes the comparative results for the two periods:

-----------------------------------------------------------------------------------------------
Summary of Operations                                    2002               2001 Restated
-----------------------------------------------------------------------------------------------
   Revenues                                            $    678,990           $   662,729
   Cost of Revenue                                     $    490,196           $   405,340
   Gross Margin                                        $    188,794           $   257,389
   Selling General and Administrative Costs            $    262,058           $   631,892
   Operating Loss before Discontinued Operation        $    (73,265)          $  (374,503)
   Other Income (Expense)                              $    (37,202)          $   (76,708)
   Deferred tax benefit                                          -                 20,445
   Loss from discontinued operations                             -            $   (73,260)

   Net Loss                                            $   (110,467)          $  (504,026)


     Fiscal 2002 results reflect management's changed focus and strategic emphasis for the Company. The Company's rapid growth and expansion in 1999 and early 2000 contributed to a number of operational problems that adversely impacted the Company's operating results in fiscal 2000 and 2001. Those problems centered on a) contraction of core maintenance revenues and b) abnormally high operating costs stemming from disparate and competing agendas among and within the Company's operating divisions.

     In January 2001 the Board of Directors installed a new Chairman to lead and direct a restructuring of operations to position the Company for profitable future results and granted him authority to make any changes he deemed warranted to accomplish this objective. Operations for the first three months of 2002 show significantly improved results with an eighty-three percent (83%) decrease in the 2002 Net Loss compared to March 31, 2001.

     While consolidated revenues increase slightly by about three percent (3%) in 2002 compared to 2001, consolidated cost of revenues increased fourteen percent (14%) resulting in lower consolidated gross profit by eleven percent (11%) for the three months ended March 31, 2002 compared to the same period in 2001. A ten percent (10%) decline in the supply division's sales and higher field service costs contributed to this adverse decline in gross margins for the period. As a result consolidated gross margins declined to thirty-two percent (32%) for the three months ended March 31, 2002 versus thirty-eight percent for the quarter ended March 31, 2001.

     The most significant factor contributing to the improved overall operating results is the fifty-six percent (56%) decrease in General and Administrative costs in the quarter ended March 31, 2002 compared to 2001. While the approximate $325 thousand decrease is substantial the Company continues to absorb high General and Administrative costs as a percent of revenues and management continues to focus on implementing measures to bring the aggregate portion of G&A costs more in line with the Company's business model.

     In April the Company discontinued the operations of its integration subsidiary because too much of its activities were concentrated in the highly competitive and low margin network hardware sales and integration industry which drained resources from the Company's core equipment maintenance and installation divisions. The net effects of discontinued operations are shown separately in the Consolidated Statement of Operations for the three months ended March 31, 2001.

Revenues

     Consolidated revenues increased slightly in the three months ended March 31, 2002 compared to the same period in 2001 as a result of increased maintenance division revenues. Supply division revenues decreased approximately nine percent (9%) in 2002 compared to 2001 as the following table illustrates:

------------------------------------------------------------------------
Revenues                                 2002              2001 Restated
------------------------------------------------------------------------
   Maintenance                      $   474,403             $   437,211
   Supplies                         $   204,587             $   225,517

       Total                        $   678,990             $   662,728

     The final phase of the Company's restructuring and realignment campaign in the field services part of the operations was implemented in the final quarter of 2001 and the full benefit of these changes have not been realized as of the end of the first quarter of 2002. Further, as part of this restructuring the General Manager of the supply division assumed oversight responsibility for all field service operations in addition to his GM duties and accordingly was pulled away a great deal in the quarter assimilating his new responsibilities. Management believes this distraction adversely impacted supply division sales in the quarter but anticipate Supply division revenues will return to their historical higher levels once the responsibility changes are fully implemented.

     The nine percent (9%) increase in maintenance revenues for the first three months of 2002 is the result of added service commitments from existing customers in the last quarter of 2001 and reflects the positive benefits of changes the Company has implemented that have improved maintenance customer satisfaction levels to the highest in the Company's history. Installation services were suspended in early fiscal 2001 so management could focus the Company's limited resources on improving and strengthening the Company's core maintenance and supplies division operations. To the degree installation opportunities arise in line with present geographic and staffing resources the Company will pursue and engage them but in the near-term management is concentrating on the maintenance and supplies divisions. Now that operational efficiencies and customer satisfaction levels have improved management is focusing greater attention growing revenues of these divisions via both current account extensions as well as through out-bound sales and marketing efforts.

     Supply division revenues decreased nine percent (9%) in the quarter ended March 31, 2002 compared to the same period in fiscal 2000. In addition to the distraction of the division's GM in the quarter as noted above, supply division revenues were also adversely affected by not having the division's planned Internet distribution channel fully on line in the period. Management is committed however to bringing the division's web-based distribution delivery system completely on-line by the end of the second quarter of fiscal 2002 in order to significantly enhance division revenue expansion to existing as well as potential new accounts. A featured focus of this endeavor will be to more deeply cross-sell division products and services into the Company' maintenance and installation customer bases.

Operating Costs and Gross Margins

     As noted, consolidated operating margins for the three months ended March 2002 declined to twenty-eight percent (28%) compared to thirty-eight percent (38%) in the quarter ended March 31, 2001. Gross margin on maintenance services was twenty-nine percent (29%) for the quarter ended march 31, 2002 compared to 37% in 2001 and supply division margins declined from forty-two percent (42%) in fiscal 2001 to twenty-six percent (26%) for the three months ended March 31, 2002. Inventory control and field service management issues related to the continuing restructuring changes in the maintenance division and distracted inventory and remanufacturing controls in the supply division in the quarter account for the lower margins.

     Further contributing to the higher costs in the maintenance division were the added costs associated with implementing the changes in management oversight including travel to the Company's Colorado region where a significant portion of the divisions operations are located. Once the effects of these changes are fully rooted management believes margins will return to their historically higher levels. These improvements focus on strengthening management oversight and information system and process infrastructures to assure better inventory and call routing and dispatch control in the maintenance division.

Selling, General and Administrative Costs

     Improvements continued in this category of costs in the three months ended March 31, 2002 as management continued to bring these costs down to levels more in line with the Company's present level of overall operations. Consolidated Selling and G&A costs decreased almost $370 thousand from the levels of the prior year, a fifty-nine percent (59%) decline. While down substantially from the prior year these costs at 39% of gross revenues are still higher than the Company's business model of about 30% contemplates. Even though already significant reductions have been achieved in each expense category, management believes there are additional limited opportunities for further cuts. Management is focused however on again growing revenues while holding the present level of overhead costs to bring the proportionate percentage in line with expected results. The following table schedules the significant general administrative cost categories:

----------------------------------------------------------------------------------
General and Administrative                 2002                2001 Restated
----------------------------------------------------------------------------------
   Salaries Wages and Benefits             $    134,510          $    275,366
   Facilities                              $     52,058          $     50,838
   Legal and Professional                  $     21,554          $    217,795
   Telecommunication Costs                 $     16,121          $     20,667
   Travel and Entertainment                $        604          $      4,150
   Other                                   $     30,606          $     10,008

      Total                                $    255,453          $    578,834

     All cost categories are lower in the three months ended March 31, 2002 compared to the same period in 2001 except Other. The two most significant areas of savings were overhead salaries and legal and professional costs. Salary and benefit costs in fiscal 2001 included a $68 thousand charge for additional trust fund taxes related to periods prior to 2001 that was accrued in the first quarter of 2001. Without this charge current 2001 results would be less but still not comparable to 2002 levels. The remaining difference reflects staff reductions that were made in the latter half of 2001 to reduce overhead staff and their related costs. Company staff has been reduced to 35 employees in 2002 from 56 at the beginning of 2001 with most of the reductions being made in the general overhead category. All other general administrative costs are down reflecting improvements and cuts that management has installed during fiscal 2001 to curtail and reduce operating costs. Substantially all these reductions occurred in the last quarter of 2001 and into the first quarter of 2002. These declines further document the improved effects of management's infrastructure and operational changes.

     Results for the quarter ended March 31, 2001 have been restated to correct certain accounting errors that were identified in fiscal 2001 but which related to periods prior to the year ended 2001. Much of the impact of adjustments to correct these prior period errors were posted to accounts in the G$A cost category which further contributed to the substantial decline in G&A costs in the three months ended March 31, 2002 compared to the same period in 2001.

--------------------------------------------------------------------------------------------
Sales and Marketing                                  2002                2001 Restated
--------------------------------------------------------------------------------------------
   Salaries, Commissions and Benefits               $   3,500            $   40,419
   Advertising and Promotion                        $   2,488            $    6,644
   Travel and Entertainment                         $     616            $    5,995

      Total                                         $   6,604            $   53,058

     The decline in selling personnel costs is largely the result of the Company's turnaround restructuring activities. The paramount objective of that effort was to streamline overall operations and redirect corporate resources toward improving the Company's core maintenance and supplies division operating infrastructures and management. Consequently sales and marketing became a casualty of this redirected focus and accordingly have taken a back seat while the realignment was being implemented. Now that operational and management changes are largely in place and the attendant infrastructure improved management is concentrating on implementing and significantly supporting the sales and marketing plans that have been heretofore on hold pending completion of the strategic redirectional thrust of the Company.

Loss from Continuing Operations

     The Company again incurred a loss from continuing operations before interest expense and other charges for the three months ended March 31, 2002 but the magnitude of the loss declined significantly, (83%) in the quarter ending March 31, 2002 compared to the same period of fiscal 2001. As noted, this dramatic turn around is due to a) some improvement in division operating rates, and b) the substantial decrease in overhead costs for the quarter ended March 31, 2002 compared to 2001.

Interest and Other Income (Expense)

--------------------------------------------------------------------------------
Other Income (Expense)                        2002                2001 Restated
--------------------------------------------------------------------------------
   Interest                                 $   (35,109)           $   (72,938)
   Other                                    $    (2,094)           $    (3,770)

      Total                                 $   (37,203)           $   (76,708)



     Interest costs declined in the three months ended March 31, 2002 by about half compared to the quarter ended March 31, 2001 mainly because of investment "sweeteners" that were paid in 2001 to secure funding. No such charges were incurred in 2002 and no additional debt has been tranched into the Company since the third quarter of 2001. Interest expense relates to Company short-term borrowings invested to support funding needed in 2000 and 2001 to cover the Company's turnaround and continues. Also contributing to the decline in interest cost is the Company's decision in 2001 to discontinue granting stock incentives to lenders for debt funding.

Liquidity and Capital Resources

     The following table sets forth selected financial condition information as of March 31, 2002 compared to December 31 2001:

------------------------------- -------------------- --------------------
  BALANCE SHEET                       2002                2001 RESTATED
------------------------------- -------------------- --------------------
   Working Capital                     ($1,248,975)         ($1,129,210)
   Total Assets                          $1,018,114           $1,208,027
   Debt Obligations                        $936,540             $952,851
   Shareholders' (Deficit)               ($677,304)           ($566,837)


     While operationally things have improved since year-end 2001 liquidity and sufficient capital resources continued to be a problem during the three months ended March 31, 2002. Total costs continued to exceed revenues throughout the period and the Company continued to operate in a negative cash flow position. Cash flows have improved sufficiently in the last quarter of 2001 and the first quarter of 2002 that the Company has been able to fund operations without any outside funding. Short-term obligations remained largely at their year-end 2001 levels and is a primary reason for the continuing decline in the Company's current ratio at March 31, 2002 to 0.26% compared to 0.44% at December 31, 2001.

     During the last quarter of 2001 cash flow short falls dropped significantly with the addition of new maintenance business coming on-line in the quarter. Monthly cash deficiency in the first quarter remained at about $25 thousand versus the $85 to $100 thousand a month negative cash flow throughout much of 2001. Accordingly the Company was able to adequately manage cash flow since September 2001 without having to make further borrowings. Management believes it can continue to manage this shortfall in the near-term with additional new business that is pending while it negotiates additional funding opportunities intended to recapitalize the Company.

     The Company is engaged in this regard in negotiations with several investment-banking firms and others with the intent of securing equity funding of $1 million. These negotiations were continuing at March 31 December 31, 2002.

     Also contributing to the decreased working capital position at March 31, 2002 compared to year-end 2001 was the overall increase in current liabilities versus current assets at December 31, 2001 primarily because of short-term debt. Accounts receivable accounts for most of the current asset decline as inventories at March 31, 2002 are near their year-end 2001 levels. Accounts receivable decreased 26% from year-end levels. While some of the decrease is the result of improved collection activities most of the decrease is due to timing of significant account receipts. . Current liabilities including short-tem borrowings remained generally at December 2001 levels except for accounts payables which decreased 22% at March 31, 2002 due to less legacy cost payments in the quarter.

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

     At March 31, 2002 the Company had accrued delinquent payroll taxes, penalties and interest of approximately $57 thousand of which approximately $16 thousand represents the Trust Fund principle portion. While the Company is current in payment of all its payroll tax liabilities and has been since April 2000 and has been making $11.5 thousand a month payments against the past accrual the IRS was applying payments to penalty and interest first then to taxes. The Company therefore in July 2001 submitted an Offer in Compromise to settle this issue by offering to pay the Trust Fund portion in lieu of penalty and interest. This offer was pending at December 31, 2001. These liabilities relate to unpaid withholding taxes that were assumed as part of the Company's LBO in 1997 and two additional tax periods in 1998 and 1999. Management believes the Company will be able to successfully liquidate this liability without incurring any adverse effects on the Company's financial condition from actions of the IRS.

Employees

     At March 31, 2002, the Company employed thirty five (35) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

Forward-Looking Statements

     Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

     Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART II

Item 1. Legal Proceedings.

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

10.25    [3]      Promissory Note by the Company in favor of Barry Zemel dated August 29, 2000.

10.26    [4]      OneSource Technologies, Inc. Year 2001  Employee/Consultant Stock Compensation Plan.

10.27    [5]      Addendum to City Market Store Equipment Maintenance Contract with King Soopers dated
                  July 31, 2001.

10.28    [5]      Subcontractor Agreement with Tecniflex, Inc. dated March 9, 2001.

10.29    [5]      Indemnification Agreement between the Company and Jerry M. Washburn dated January 4,
                  2001.

10.30    [5]      Indemnification Agreement between the Company and Thomas E. Glasgow dated January 4,
                  2001.

10.31    [5]      Employment agreement between the Company and Thomas E. Glasgow dated January 4, 2001.

23.1     [4]      Consent of Marshall & Weber, CPA's, P.L.C.

23.2     [4]      Consent of Mintmire & Associates  (contained in the opinion filed as Exhibit 5.1).
-------------------------------

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

[5] Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed April 10, 2002.

     (b) No reports on Form 8-K have been filed.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ONESOURCE TECHNOLOGIES, INC.
                                  (Registrant)



Date: May 8, 2002     By: /s/ Thomas E. Glasgow
                      -----------------------------------------------------
                      Thomas E. Glasgow, Chairman

                      By: /s/ Jerry M. Washburn
                      -----------------------------------------------------
                      Jerry M. Washburn, President, CEO, Director and acting Secretary and Treasurer

                      By: /s/ Donald E. McIntyre
                      -----------------------------------------------------
                      Donald E. McIntyre, Director