Form 10QSB
period 2002-06-30
ONESOURCE TECHNOLOGIES INC
filed 2002-08-13
CIK 1118421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2002
Commission file no.: 000-30969

                          ONESOURCE TECHNOLOGIES, INC.
                          ----------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                        65-0691963
         --------                                        ----------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                         Identification No.)


       7419 East Helm Drive
       Scottsdale, Arizona                                   85260
       -------------------                                   -----
(Address of principal executive offices)                   (zip code)

Issuer's telephone number: (800) 279-0859

Securities to be registered under Section 12(b) of the Act:

                                                        Name of each exchange
  Title of each class                                    on which registered
  -------------------                                    -------------------
         None                                                   None


Securities to registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
                    -----------------------------------------
                                (Title of Class)


Copies of Communication Sent to:

                               Blume Law Firm, PC
                     11811 North Tatum Boulevard, Suite 1025
                       Phoenix, AZ 85028-602561) 494-7313

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No __

     As of June 30, 2002, there were 26,686,929 shares of voting stock of the registrant issued and outstanding.

Part I.

Item 1.  Financial Statements

                          ONESOURCE TECHNOLOGIES, INC.

                     Consolidated Financial Statements as of
                             June 30, 2002 and 2001

                                   (Unaudited)


ONESOURCE TECHNOLOGIES, INC.
----------------------------
TABLE OF CONTENTS                                                                       PAGE
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2002                                                                     1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2002  AND 2001                                      2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
SIX MONTHS ENDED JUNE 30, 2002 AND 2001                                                 3

FOOTNOTES                                                                               4

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2002


ASSETS                                                                                  Unaudited
------                                                                                  ---------
CURRENT ASSETS:
    Cash                                                                                $     29,089
    Accounts receivable                                                                      334,922
    Inventories                                                                              206,839
    Other current assets                                                                      13,132
                                                                                        ---------------
        Total current assets                                                                 583,982
                                                                                        ---------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $ 179,147                         159,680

GOODWILL                                                                                     235,074

DEFERRED INCOME TAXES                                                                        140,187

OTHER ASSETS                                                                                       -
                                                                                        ---------------
TOTAL ASSETS                                                                            $  1,118,923
                                                                                        ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                                    $    262,766
    Accrued expenses and other liabilities                                                   331,192
    Deferred revenue                                                                         169,592
    Bank line of credit                                                                       50,000
    Current portion capital leases                                                             3,869
    Current portion of debt                                                                  917,447
                                                                                        ---------------
         Total current liabilities                                                         1,734,867
                                                                                        ---------------
INSTALLMENT NOTES - LONG-TERM PORTION                                                          7,789
                                                                                        ---------------
TOTAL LIABILITIES                                                                          1,742,655
                                                                                        ---------------

STOCKHOLDERS' DEFICIT
    Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued
    Common Stock, $.001 par value, 50,000,000 shares authorized, 24,963,317
        issued and outstanding at June 30, 2002                                               24,963
    Paid in capital                                                                        2,685,004
    Accumulated deficit                                                                   (3,333,699)
                                                                                        ---------------
                                                                                            (623,732)
                                                                                        ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $  1,118,923
                                                                                        ===============

         The accompanying notes are an integral part of this statement.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDING JUNE 30

                                                                 3 Months      3 Months       6 Months       6 Months
                                                                   Ended         Ended          Ended         Ended
                                                                   2002          2001           2002           2001
                                                               ----------------------------------------------------------
REVENUE, net                                                   $ 720,851       $ 680,217      $1,399,841     $1,342,946
COST OF REVENUE                                                  409,905         354,159         900,101        759,499
                                                               ----------------------------------------------------------
        GROSS PROFIT                                             310,946         326,058         499,740        583,447

GENERAL AND ADMINISTRATIVE EXPENSES                              191,874         238,132         447,327        632,023
SELLING AND MARKETING EXPENSES                                    11,381          41,025          17,986         94,083
                                                               ----------------------------------------------------------
        Operating Income (Loss)                                  107,691          46,901          34,427       (142,659)

OTHER INCOME (EXPENSE)
     Interest                                                    (29,722)        (85,582)        (64,832)      (158,520)
     Other Income (Expense)                                      (24,398)        (24,143)        (26,491)       (27,913)
                                                               ----------------------------------------------------------
         Total other expense                                     (54,120)       (109,725)        (91,322)      (186,433)

INCOME (LOSS) BEFORE DISCONTINUED OPERATION
        AND INCOME TAXES                                          53,571         (62,824)        (56,895)       (329,092)

INCOME (LOSS) FROM DISCONTINUED OPERATION
                                                                       -         (36,466)              -         (64,153)

                                                                       -          24,448               -          24,448
                                                               ----------------------------------------------------------
                                                                       -         (12,018)              -         (39,705)
                                                               ----------------------------------------------------------
NET INCOME (LOSS)                                              $  53,571       $ (74,842)     $  (56,895)    $  (368,797)
                                                               ==========================================================

LOSS PER SHARE -
 Basic before loss from discontinued operation                        **              **              **     $     (0.02)
 Loss from discontinued operation                                      -               -               -              **
 Net loss                                                             **              **              **     $     (0.02)

 Diluted before loss from discontinued operation                      **              **              **     $         -
 Loss from discontinued operation                                      -               -               -              **
 Net loss                                                             **              **              **     $     (0.02)

Weighted Average Shares Outstanding:
 Basic                                                         24,963,317      18,134,245     24,963,317      18,134,245
 Diluted                                                       24,963,317      18,134,245     24,963,317      18,134,245

 Less than $0.00 per share

         The accompanying notes are an integral part of this statement.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE SIX MONTHS ENDED JUNE 30

                                                                                                        Restated
                                                                                           2002            2001
                                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                      $ (56,895)      $ (368,797)
          Adjustments to reconcile net loss to net cash provided (used) by operations -
              Loss from discontinued operation                                                  -           39,705
              Loss on disposal of fixed assets                                             16,192                -
              Depreciation/Amortization                                                    30,176           39,598
              Amortization of deferred financing costs                                          -           99,979
              Stock issuances to consultants for services                                       -           37,228
              Non cash accrued expenses and other liabilities                                   -           62,090
              Changes in assets and liabilities (net of acquisitions):
              Deferred taxes                                                                    -                -
                         Accounts receivable                                              (22,927)          71,219
                         Inventory                                                          2,206          (99,668)
                         Other current assets                                              10,920            4,166
                         Other assets                                                       1,323                -
                         Accounts payable                                                 (93,393)         (14,322)
                         Accrued expenses and other liabilities                             4,964          (89,187)
                         Non cash accrued expenses and other liabilities                        -          (28,662)
                         Deferred revenue                                                  29,966           (5,715)
                                                                                        -------------------------------
                                Net cash (used) provided by continuing operating
                                activities                                                (77,468)        (252,366)
                                                                                        -------------------------------
                                Net cash (used) provided by discontinued operating
                                activities                                                      -          (60,027)
                                                                                        -------------------------------
NET CASH Provided (used) by Operating Activities                                          (77,468)        (312,393)
                                                                                        -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchases of property and equipment                                            (630)         (19,350)
              Proceeds from disposal of equipment                                           5,500                -
                                    Net cash provided (used) by
                                    investing activities                                    4,870          (19,350)
                                                                                        -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on capital lease obligations                                  (5,342)               -
          Proceeds on notes payable                                                        50,000          355,409
          Principal payments on notes payable                                             (18,404)         (57,898)
                                                                                        -------------------------------
                                    Net cash provided (used) by
                                    financing activities                                   26,254          297,511
                                                                                        -------------------------------

INCREASE (DECREASE) IN CASH                                                               (46,344)         (51,466)

CASH, January 1                                                                            75,433          176,441
                                                                                        -------------------------------
CASH, June 30                                                                           $  29,089       $  124,975
                                                                                        ===============================

         The accompanying notes are an integral part of this statement.

ONESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 and 2001


1.   BASIS OF PRESENTATION

The Unaudited financial statements presented herein have been prepared by the Company without audit, pursuant the rules and regulations for financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 2001. In the opinion of management, these Unaudited financial statements reflect all adjustments which are necessary to present fairly the financial position and results of operations of the Company for such interim period. Operating results for the interim period are not necessarily indicative of results that may be expected for the entire year.

2.   RESTATEMENT

The accompanying financial statements for the three and six months ended June 30, 2001 have been restated to correct errors that were made a) in the amount of expense that was attributed to Common Stock of the Company that was issued for legal and other services, b) the application of cash received for Common Stock subscribed and c) other accounting errors that came to light during the Company's conversion of its accounting and information systems in late 2001. The effect of these restatements was to increase the Net Loss for the three months ($six months ended June 30, 2001 by $184,059 ($0.01 per share), net of related income tax benefit of $20,445 and to increase Subscriptions Funded After December 31, 1999 by $130,000. These adjustments were reflected in the annual financial statements for the year ended December 31, 2001.

3.   DISCONTINUED OPERATION

In April 2001, the Company discontinued the operations of its Integration division. The interim consolidated financial statements of the Company for the three and six months ended June 30, 2001 have been restated to reclassify costs related to discontinued operations of the division from General and Administrative costs to Loss from Discontinued Operation.

4.   STOCKHOLDERS' DEFICIT

Shares issued to employees and others for services are valued based on the fair value of the stock issued and/or the service rendered No shares were issued in the three and six months ended June 30, 2002 for services. The following table shows the number of issued, the amount recorded as expense and the basis of valuation for shares issued for services in the quarter ended March 2001.

                                           Shares       Cost per
Description                                Issued        Share    Valuation Basis
-----------                                ------        -----    ---------------
Issued for services                        171,667      0.10      Stock price at commitment date
Issued for employee compensation           150,000      0.14      Stock price at commitment date


Shares issued for services during the quarter ended March 31, 2001 were issued in three separate transactions to non affiliates with a weighted average share price at the commitment date of $0.10 per share. The weighted average average price of shares granted to employees was $0.14 per share. These shares were granted in three separate transactions during the quarter.

5.   BUSINESS SEGMENTS

The Company's revenues are derived from 1) renewable contracts of equipment maintenance services, 2) equipment installation services, and 3) value added equipment supply distribution. The following table sets forth the operating contributions of each for the six months ended June 30, 2002 and 2001:


2002                                           Maintenance  Integration      Supplies  Eliminations          Total
----                                           -----------  -----------      --------  ------------          -----
Revenues                                        $1,001,565  $        0        $398,274                   $1,399,839
Inter-segment sales                                      0           0              0            $0      $        0
Operating (loss) income                            (63,116)          0          6,221                    $  (56,895)
Depreciation and amortization                       25,869           0          5,038                    $   30,908
Interest                                            64,513           0            318                    $   64,832
Property & equipment purchases                         620           0              0                    $      620
Total assets                                    $1,324,744  $        0       $398,285    ($604,106)      $1,118,923

2001
----
Revenues                                          $915,845          $0       $427,101                    $1,342,946
Inter-segment sales                                  2,975           0          2,161      ($5,136)              $0
Operating (loss) income                           (212,028)          0         69,369                     ($142,659)
Depreciation and amortization                        9,815           0          6,965                       $16,781
Interest                                           152,348           0          6,173                      $158,521
Property & equipment purchases                      13,979           0              0                       $13,979
Total assets                                    $1,364,025     $27,004       $454,262    ($528,489)      $1,316,802

Item 2.  Management's Discussion and Analysis of Operations

Introduction

The financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") for the six months ended June 30, 2002 and 2001. OneSource is engaged in three closely related and complimentary lines of technology and business equipment support activities; 1) equipment maintenance services, ("Maintenance") 2) equipment installation services, ("Installation") and 3) value added equipment supply sales, ("Supplies"). OneSource is a leader in the technology equipment maintenance and service industry and is the inventor of the unique OneSource Flat-Rate Blanket Maintenance System(TM). This program provides customers with a Single Source for all general office, computer and peripheral and industry specific equipment technology maintenance, installation and supplies products.

In April 2001 as part of management's refocused emphasis on its core business opportunities the Company discontinued the operations of its wholly owned subsidiary Net Express, Inc., (NEI). For comparative purposes the consolidated financial statements of the Company for the three-and six months ended June 30, 2001 have been restated to show the costs incurred in shutting down the segment separately as discontinued operations in the following tables of financial data as of June 30, 2001. Fiscal 2001 financial results have also been restated to correct certain errors that were made a) in the amount of expense that was attributed to Common Stock of the Company that was issued for legal and other services, b) the application of cash received for Common Stock subscribed and c) other accounting errors that came to light during the Company's conversion of its accounting and information systems conversion in 2001. The effect of these restatements was to increase the Net Loss for the three months ended June 30, 2001 by $184,059 ($0.01 per share) and to increase Subscriptions Funded After December 31, 1999 by $130,000. These adjustments are reflected in the annual financial statements for the year ended December 31, 2001.

Summary of Operations

Operating results are improved in the six months ended June 30, 2002 compared to the same period in fiscal 2001. The following table summarizes the comparative results for the two periods:

Summary of Operations                                                       2002               2001 Restated
---------------------                                                       ----               -------------
Revenues                                                               $   1,399,841           $  1,342946
Cost of Revenue                                                        $     900,100           $   759,499
Gross Margin                                                           $     499,741           $   583,447
Selling General and Administrative Costs                               $     465,314           $   726,106
Operating Loss before Discontinued Operation                           $      34,427           $  (142,659)
Other Income (Expense)                                                 $     (91,322)          $  (186,433)
Deferred tax benefit                                                               -                24,448
Loss from discontinued operations                                                  -           $   (64,153)
     Net Loss                                                            $   (56,895)          $  (368,797)

Fiscal 2002 results reflect management's changed focus and strategic emphasis for the Company. In January 2001 the Board of Directors installed a new Chairman to lead and direct a restructuring of operations to position the Company for profitable future results and granted him authority to make any changes he deemed warranted to accomplish this objective. Operations for the first six months of 2002 show significantly improved results with an eighty-five percent (85%) decrease in the 2002 Net Loss compared to June 30, 2001.

While consolidated revenues increased slightly by about four percent (4%) in 2002 compared to 2001, consolidated cost of revenues increased eighteen percent (18%) resulting in lower consolidated gross profit by ten percent (10%) for the six months ended June 30, 2002 compared to the same period in 2001. This reflects the continuing higher than normal parts usage rates the Company continued to absorb in its maintenance services operations. While this cost category continued to outstrip forecasted and budgeted rates changes implemented early in 2002 were starting to bear fruit by the end of the second quarter as gross margins of the maintenance division in the three months ended June 30, 2002 increased significantly to 43% versus 23% for the first three months of 2002. Management will continue to focus on this aspect of the service operations in order to continue to bring down parts usage rates.

The most significant factor contributing to the improved overall operating results is the thirty-six percent (36%) decrease in Selling, General and Administrative costs in the six months ended June 30, 2002 compared to 2001. While the $260,793.00 decrease is substantial, the Company continues to absorb high General and Administrative costs as a percent of revenues and management continues therefore to focus on implementing measures to bring the aggregate portion of G&A costs more in line with the Company's business model.

In April 2001 the Company discontinued the operations of its integration subsidiary because too much of its activities were concentrated in the highly competitive and low margin network hardware sales and integration industry which drained resources from the Company's core equipment maintenance and installation divisions. The net effects of discontinued operations are shown separately in the Consolidated Statement of Operations for the three and six months ended June 30, 2001.

Revenues

Consolidated revenues increased slightly in the six months ended June 30, 2002 compared to the same period in 2001 as a result of increased revenues in both divisions. Supply division revenues, while up slightly (3%) compared to 2001 fell below forecasted results in both quarters of 2002 but maintenance division results met expectations. The following tabulation shows the numbers:


Revenues                                                                     2002              2001 Restated
--------                                                                     ----              -------------
Maintenance                                                           $   959,437            $   915,845
Supplies                                                              $   440,404            $   427,101
        Total                                                         $ 1,399,841            $ 1,342,946

The final phase of the Company's restructuring and realignment campaign in the field services division was implemented in the final quarter of 2001 and the full benefit of these changes while not fully evident yet are showing very positive trends as of the end of the first half of 2002. As part of this restructuring the General Manager of the supply division assumed temporary oversight responsibility for all field service operations in the first quarter of 2002 in addition to his GM duties and accordingly was pulled away a great deal in fulfilling his new assignment. Management believes this distraction adversely impacted supply division sales in the first two quarters of 2002 but anticipate Supply division revenues will return to their historical higher levels once a newly hired service division general manager is fully ensconced in the third quarter.

The five percent (5%) increase in maintenance revenues for the first six months of 2002 is the result of added service commitments from existing customers and reflects the positive benefits of changes the Company has implemented that have improved maintenance customer satisfaction levels to the highest in the Company's history. Installation services were suspended in early fiscal 2001 so management could focus the Company's limited resources on improving and strengthening the Company's core maintenance and supplies division operations. To the degree installation opportunities arise in line with present geographic and staffing resources the Company will pursue and engage them but in the near-term management is concentrating on the maintenance and supplies divisions. Now that operational efficiencies and customer satisfaction levels are substantively improved management is focusing greater attention toward growing revenues of these divisions via both current account extensions as well as through out-bound sales and marketing efforts.

Supply division revenues only increased three percent (3%) in first half of 2002 compared to the same period in fiscal 2000, which is less than management had forecasted for the division. In addition to the distraction of the division's GM noted above, the Supply division revenues were also adversely affected by startup issues in the division's new Internet distribution channel. By the end of June though, this web-based distribution delivery system was completely on-line and will significantly enhance division revenue expansion to existing as well as potential new accounts. A featured focus of this endeavor will be to more deeply cross-sell division products and services into the Company' maintenance and installation customer bases.

Operating Costs and Gross Margins

As noted, consolidated operating margins for the six months ended June 30, 2002 were lower compared to the six months ended June 30, 2001. Gross margins for the three months ended June 30, 2002, while still down from 2001 overall rates, improved significantly over the first quarter 2002 rates to forty-three percent (43%)versus twenty-eight percent (28%). Inventory control and field service management issues related to restructuring changes in the maintenance division and distracted inventory and remanufacturing controls in the supply division in the first quarter account for the lower margins in 2002 versus 2001 but improvements in the latest quarter document an improving trend and confirms the positive effects of the restructuring changes. Once the effects of these changes are fully rooted, management believes margins will return to their historically higher levels. These improvements focus on strengthening management oversight and information system and process infrastructures to assure better inventory and call routing and dispatch control in the maintenance division.

Selling, General and Administrative Costs

Improvements continued in this category of costs in the three and six months ended June 30, 2002 as management continued to bring these costs down to levels more in line with the Company's present level of overall operations. Consolidated Selling and G&A costs decreased $260,793.00 from the levels of the prior year, a thirty-six percent (36%) decline. While down substantially from the prior year, these costs at 39% of gross revenues in the first quarter and 33% in the second quarter ended June 30, 2002 are still higher than the Company's business model of about 30% contemplates.

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


General and Administrative                                                    2002                2001 Restated
--------------------------                                                    ----                -------------
Salaries Wages and Benefits                                               $    222,803            $    402,252
Facilities                                                                $     73,616            $    116,166
Legal and Professional                                                    $     52,467            $     31,894
Telecommunication Costs                                                   $     32,744            $     33,869
Travel and Entertainment                                                  $      9,005            $     15,365
Other                                                                     $     56,693            $     32,477
        Total                                                             $    447,328            $    632,023


All cost categories are lower in the six months ended June 30, 2002 compared to the same period in 2001 except legal and professional and other. The two most significant areas of savings were overhead salaries and facility costs. Salary and benefit costs in fiscal 2001 included a $68 thousand charge for additional payroll taxes related to periods prior to 2001 that was accrued in the first quarter of 2001. Without this charge current 2001 results would be less but still not comparable to 2002 levels. The remaining difference reflects staff reductions that were made in the latter half of 2001 to reduce overhead staff and their related costs. Company staff has been reduced to 35 employees in 2002 from 56 at the beginning of 2001 with most of the reductions being made in the general overhead category. Facility costs decreased due to renegotiation of the Company's building lease and reduction of space leased. All other general administrative costs are down reflecting improvements and cuts that management has installed during fiscal 2001 to curtail and reduce operating costs. Substantially all these reductions occurred in the last quarter of 2001 and into the first half of 2002. These declines further document the improved effects of management's infrastructure and operational changes.

Results for the three and six months ended June 30, 2001 have been restated to correct certain accounting errors that were identified in fiscal 2001 but which related to periods prior to the year ended 2001. Much of the impact of adjustments to correct these prior period errors were posted to accounts in the G&A cost category which further contributed to the substantial decline in G&A costs in the six months ended June 30, 2002 compared to the same period in 2001.

Sales and Marketing                                                        2002                2001 Restated
-------------------                                                        ----                -------------
Salaries, Commissions and Benefits                                      $   13,681             $   72,535
Advertising and Promotion                                               $    4,163             $   11.937
Travel and Entertainment                                                $      142             $    9,611
        Total                                                           $   17,986             $   94,083

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

Loss from Continuing Operations

While the Company again incurred a loss from continuing operations ($57 thousand) before taxes for the six months ended June 30, 2002, operations for the three months ended June 30, 2002 generated net income of $54 thousand versus a loss for the same period of $91 thousand in 2001. This dramatic turn around is due to a) improvement in division operating rates, and b) the substantial decrease in overhead costs for the three and six months ended June 30, 2002 compared to 2001.

Interest and Other Income (Expense)


Other Income (Expense)                                                        2002                2001 Restated
----------------------                                                        ----                -------------
Interest                                                                   $   (64,831)           $  (158,521)
Other                                                                      $   (26,491)           $   (27,912)
        Total                                                              $   (91,322)           $  (186,433)

Interest costs declined in the six months ended June 30, 2002 by about half compared to the half ended June 30, 2001 mainly because of investment "sweeteners" that were paid in 2001 to secure funding. No such charges were incurred in 2002 and no additional debt has been tranched into the Company since the third quarter of 2001. Interest expense relates to Company short-term borrowings invested to support funding needed in 2000 and 2001 to cover the Company's turnaround and continues. Also contributing to the decline in interest cost is the Company's decision in 2001 to discontinue granting stock incentives to lenders for debt funding.

Liquidity and Capital Resources

The following table sets forth selected financial condition information as of March 31, 2002 compared to December 31 2001:


Balance Sheet -                                                                       2002               2001 Restated
---------------                                                                       ----               -------------
Working Capital                                                                   ($1,150,885)         ($1,142,870)
Total Assets                                                                       $1,118,923           $1,208,027
Debt Obligations                                                                     $975,236             $952,851
Shareholders' (Deficit)                                                             ($623,732)           ($566,837)

While operationally things have improved since year-end 2001 liquidity and sufficient capital resources continued to be a problem during the first half of 2002. Total costs continued to exceed revenues throughout the first six months but in the last month of the second quarter 2002 revenues exceeded costs and contributed a before tax profit in the second quarter of 2002. Cash flows therefore are expected to continue to improve through the balance of the year. Short-term obligations remained largely at their year-end 2001 levels and is a primary reason for the continuing decline in the Company's current ratio at June 30, 2002 to 0.33% compared to 0.44% at December 31, 2001. The 0.33% however is an improvement over the 0.26% negative working capital ratio at March 31, 2002. Cash used in operations of $77,468 for the six months ended June 30, 2002 primarily reflects the Company's paying down of vendor trade payables of $93,393 during the period.

During the last quarter of 2001 cash flow short falls dropped significantly with the addition of new maintenance business coming on-line in the quarter. Monthly cash deficiency in the first quarter remained at about $25 thousand versus the $85 to $100 thousand a month negative cash flow throughout much of 2001, but by the end of June 2002 monthly cash flow was slightly positive for the first time in two and half years. Accordingly the Company has been able to adequately manage cash flow since September 2001 without having to make further borrowings. Management believes it can continue to manage this shortfall in the near-term with additional new business that is pending while it negotiates additional funding opportunities intended to recapitalize the Company.

The  Company  is  engaged  in  this   regard  in   negotiations   with   several
investment-banking firms and others with the intent of securing equity funding of $1 million. These negotiations were continuing at June 30, 2002.

Also contributing to the decreased working capital position at June 30, 2002 compared to year-end 2001 was the overall increase in current liabilities versus current assets at December 31, 2001 primarily because of short-term debt. Current asset account balances remained at near December 31, 2001 levels but current liabilities, except short-tem debt levels were lower at June 30, 2002

In March 2001 the Company and holders of four of the Company's notes payable that were due in March and September of 2001 entered into Note Deferral and Extension Agreements wherein each note holder agreed to defer all principal payments until July 15, 2001, where upon the Company agreed to make a twenty-five percent (25%) principal payment to each note holder and the notes' due dates were extend to July 15, 2002. But at July 15, 2001 the Company was unable to make the scheduled partial principle payment or commence making level monthly principal and interests payments over the remaining twelve-month period of the notes. As part of that agreement the Company also agreed to increase the interest rates of the notes from their stated twelve to fourteen percent (12% to 14%) to eighteen percent (18%). The Company has continued to make timely monthly interest payments to the holders. The Company intends to renegotiate these notes and establish a repayment schedule permitting paying off the obligations over a two to three year period. Management is in communication with the holders and believes it will be able to negotiate such an arrangement.

At June 30, 2002 the Company had accrued approximately $47 thousand of unpaid payroll taxes, interest and penalties. At the end of June, the Company submitted required documentation in support of the "Offer In Compromise" it filed in 2001 with the IRS. Management believes the Company will be able to successfully liquidate this liability without incurring any adverse effects on the Company's financial condition from actions of the IRS.

Employees

     At June 30, 2002, the Company employed thirty-four (34) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relation with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

Forward-Looking Statements

     Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statement.

     Such factors include, among others, the following: international, national, and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART II

Item 1. Legal Proceedings.

     The Company has been named in a lawsuit claiming that the developer of a certain website development project was unpaid. The Company has disputed the claim stating that it was not the owner of the website and that it therefore should not be named as an obligor for its development. The amount of the claim is $13,000. The case was dismissed and settled on the 28th of June 2002 at the cost of $2,000 to the Company.

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

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults in Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the quarter ending June 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.      Description
-----------      -----------
3.(i).1  [1]     Certificate of Incorporation of L W Global (U.S.A.), Inc. filed August 27, 1996.

3.(i).2  [1]     Certificate of Amendment of Certificate of Incorporation filed January 16, 1997.

3.(i).3  [1]     Certificate of Amendment of Certificate of Incorporation changing name to Micor Technologies,Inc dated July 28,1997

Exhibit No.      Description
-----------      -----------
3.(i).4  [1]     Certificate of Amendment of Certificate of Incorporation changing name to OneSource Technologies, Inc. dated August
                  22, 1997.

3.(ii).1 [1]     Bylaws of L W Global (U.S.A.), Inc.

4.1      [1]     Form of Private Placement Offering of 1,200,000 common shares at $0.01 per share dated September 10, 1996

4.2      [1]     Form of Private Placement Offering of 300,000 common shares at $0.01 per share dated July 14, 1997

4.3      [1]     Form of Private Placement Offering of 575,000 common shares at $0.50 per share dated September 17, 1997

10.1     [1]     Share Exchange Agreement between L W  Global (U.S.A.), Inc. and Micor Technologies, Inc. dated July 15, 1997

10.2     [1]     King Soopers Agreement dated September 1, 1998

10.3     [1]     Attachment B to King Soopers Agreement dated September 1, 1998

10.4     [1]     King Soopers Contract Renewal and Extension dated September 8, 1998

10.5     [1]     Promissory Note by Cossack Financial, LLC in favor of the Company dated March 31, 1999

10.6     [1]     Agreement to Extend Promissory Note by Cossack Financial, LLC in favor of the Company dated January 3, 2000.

10.7     [1]     Promissory Note by Titan Capital Partners, LLC in favor of the Company dated March 31, 1999

10.8     [1]     Agreement to Extend Promissory Note by Titan Capital Partners, LLC in favor of the Company dated January 4, 2000.

10.9     [1]     Share Exchange Agreement with Net Express, Inc. dated April 15, 1999.

10.10    [1]     Stock Redemption Agreement (Exhibit A to Net Express Share Exchange).

10.11    [1]     Employment Agreement (Exhibit B to Net Express Share Exchange).

10.12    [1]     Stock Purchase Agreement with Blackwater Capital Partners II, L.P. dated May 26, 1999.

10.13    [1]     Investor Rights Agreement with Blackwater Capital Partners II, L.P. dated May 26, 1999.

Exhibit No.      Description
-----------      -----------
10.14    [1]     Share Exchange Agreement with Cartridge Care, Inc. dated September 1, 1999.

10.15    [1]     Lease of Scottsdale, Arizona property dated September 20, 1999.

10.16    [2]     Promissory Note by Micor Technologies, Inc. in favor of William Meger dated November 28, 1995

10.17    [2]     Promissory Note by Jerry Washburn and others in favor of PF Holdings, Inc. dated July 31, 1997

10.18    [2]     Form of Note Modification Agreement dated February 2000.

10.19    [2]     Installment Agreement between the Company and the Department of the Treasury of the Internal Revenue Service dated
                 July 2000.

10.20    [2]     Option Agreement between the Company and XCEL ASSOCIATES, Inc. dated June 1, 2000.

10.21    [2]     Agreement For A Finder's Fee between the Company and XCEL ASSOCIATES, Inc. dated June 1, 2000.

10.22    [2]     Business Consulting Agreement between the Company and XCEL ASSOCIATES, Inc dated June 1, 2000.

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

10.28    [5]     Subcontractor Agreement with Tecniflex, Inc dated March 9, 2001.

10.29    [5]     Indemnification Agreement between the Company and Jerry M. Washburn dated January 4, 2001.

10.30    [5]     Indemnification Agreement between the Company and Thomas E. Glasgow dated January 4, 2001.

10.31    [5]     Employment agreement between the Company and Thomas E. Glasgow dated January 4, 2001.

Exhibit No.      Description
-----------      -----------
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

          [b]  No reports on Form 8-K have been filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ONESOURCE TECHNOLOGIES, INC
                                       (Registrant)

Date: August 8, 2002                    By: /S/ Thomas E. Glasgow
                                        ---------------------------
                                        Thomas E. Glasgow, Chairman

                                        By: /S/ Jerry M. Washburn
                                        ---------------------------
                                        Jerry M. Washburn, President, CEO,
                                        Director and acting Secretary
                                        and Treasurer

                                        By: /S/ Donald E. McIntyre
                                        ---------------------------
                                        Donald E. McIntyre, Director