Form 10QSB
period 2002-09-30
ONESOURCE TECHNOLOGIES INC
filed 2002-11-13
CIK 1118421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2002
Commission file no.: 000-30969

                          ONESOURCE TECHNOLOGIES, INC.
            ---------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

  Delaware                                  65-0691963
------------------                      -----------------
(State or other jurisdiction of          (I.R.S. Employer
Incorporation or organization)           Identification No.)

7419 East Helm Drive
Scottsdale, Arizona                             85260
----------------------------------------       -------
(Address of principal executive offices)     (zip code)

Issuer's telephone number: (800) 279-0859

Securities to be registered under Section 12(b) of the Act:

Title of each class                       Name of each exchange
                                          on which registered
None                                      None
-------------------                       ----------------------

Securities to registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
            --------------------------------------------------------
                                (Title of Class)


Copies of Communication Sent to:


                               Blume Law Firm, PC
                     11811 North Tatum Boulevard, Suite 1025
                     Phoenix, AZ 85028-6025 (602) 494-7313

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes X             No
                     ---              ---

As of September 30, 2002, there were 26,853,317 shares of voting stock of the registrant issued and outstanding.

Part I.

Item 1. Financial Statements

                          ONESOURCE TECHNOLOGIES, INC.



                     Consolidated Financial Statements as of
                           September 30, 2002 and 2001

                                   (Unaudited)

ONESOURCE TECHNOLOGIES, INC.



TABLE OF CONTENTS

                                                                Page
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001         2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001                   3

FOOTNOTES                                                       4


ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2002

ASSETS

CURRENT ASSETS:

  Cash                                  $ 94,117
  Accounts receivable                    254,598
  Inventories                            225,474
  Other current assets                    11,673
                                        --------------
    Total current assets                 585,862
                                        --------------

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $ 188,470    127,699

GOODWILL                                 235,074

DEFERRED INCOME TAXES                    140,187
                                                                                                                      ,528
OTHER ASSETS                               3,528
                                        -------------
TOTAL ASSETS                            $1,092,349
                                        ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                      $ 171,614
  Accrued expenses and other liabilities  322,734
  Deferred revenue                        168,471
  Bank line of credit                      50,000
  Current portion capital leases            1,787
  Current portion of debt                 939,392
                                        --------------
    Total current liabilities            1,653,997
                                        --------------
INSTALLMENT NOTES - LONG-TERM PORTION                                                                           4,776

TOTAL LIABILITIES                        1,658,773
                                        --------------
STOCKHOLDERS' DEFICIT
  Preferred Stock, $.001 par value,
    1,000,000 shares authorized, none issued
  Common Stock, $.001 par value,
    50,000,000 shares authorized,
    26,853,317 issued and outstanding
    at September 30, 2002                   26,853
  Paid in capital                        2,703,794
  Accumulated deficit                   (3,297,071)
                                        --------------
                                          (566,424)
                                        --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                               $1,092,349
                                        ==============


The accompanying notes are an integral part of this statement

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF
OPERATIONS
FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30

                                                    Restated                              Restated
                                   3rd Qtr          3rd Qtr              YTD              YTD
                                   2002             2001                 2002             2001
                                   ----------       ------------         ----------       ------------
REVENUE, net                       759,615          712,556              2,159,456        2,055,502
COST OF REVENUE                    491,912          408,824              1,392,013        1,168,323
                                   ----------       ------------         ----------       ------------
     GROSS PROFIT                  267,703          303,732                767,443          887,179

GENERAL AND ADMINISTRATIVE
EXPENSES                           193,417          247,751                640,744          879,776
SELLING AND MARKETING EXPENSES       1,500           46,599                 19,486          140,682
                                   ----------       ------------         ----------        -----------
     Operating Income (Loss)        72,786            9,382                107,213         (133,279)

OTHER INCOME (EXPENSE)
  Interest expense                 (35,059)         (39,432)               (99,891)        (197,952)
  Other income (expense)            (1,098)           7,692               (127,589)         (20,221)
                                   ----------       ------------         ----------        -----------
     Total other expense           (36,157)         (31,740)              (127,480)        (218,173)

PROFIT/(LOSS) BEFORE DISCONTINUED
OPERATION AND                       36,629          (22,358)               (20,267)        (351,452)
INCOME TAXES
LOSS FROM DISCONTINUED OPERATION
 Loss from operations of Integration
 Division                                -           (9,107)                     -          (73,260)
 Estimated gain from disposal of
   net assets
 Integration Division                    -                -                      -           24,448
                                    ---------        ------------         ---------        -----------
 Total Loss from Discontinued
   Operation                             -           (9,107)                     -          (48,812)
NET PROFIT (LOSS)                   36,629           (31,465)              (20,267)        (400,264)
                                    =========        ============         =========        ===========
LOSS PER SHARE -
     Basic before loss form
      discontinued operation          0.00            (0.00)                 (0.00)           (0.02)
     Loss from discontinued operation   **               **                     **               **
     Net loss                         0.00            (0.00)                 (0.00)           (0.02)

     Diluted before loss form discontinued                                                                              -
       operation                      0.00             0.00                   0.00                -
     Loss from discontinued operation   **               **                     **               **
     Net loss                         0.00            (0.00)                 (0.00)           (0.02)


Weighted Average Shares Outstanding:
  Basic                            25,940,650        20,634,789           25,065,002       19,951,500
  Diluted                          26,048,650        20,634,789           25,065,002       19,951,500
   **Less than $0.00 per share


The accompanying notes are an integral part of this statement

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE NINE MONTHS ENDED SEPTEMBER 30

                                                                        Restated
                                                        2002            2001
                                                        ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(20,267)       $(400,264)
  Adjustments to reconcile net loss to net cash
    provided (used) by operations
      Loss from discontinued operation                         -           48,812
      Loss on disposal of fixed assets                    14,018                -
      Depreciation/Amortization                           51,560           43,637
      Amortization of deferred financing costs                 -           99,979
      Stock issuances for services                        20,680          186,598
      Non cash accrued expenses and other liabilities          -           62,090
      Changes in assets and liabilities (net of acquisitions):
        Deferred taxes                                         -                -
          Accounts receivable                             57,397         (151,727)
          Inventory                                      (16,429)        (124,620)
          Other current assets                            12,380            7,253
          Other assets                                    (2,205)        (144,256)
          Accounts payable                              (164,211)         (26,585)
          Accrued expenses and other liabilities          (3,494)           4,895
          Deferred revenue                                28,845           (3,743)
                                                        ---------------------------------
            Net cash (used) provided by continuing
              operating activities                       (21,726)        (397,931)
                                                        ---------------------------------
            Net cash (used) provided by discontinued
              operating activies                              -           (74,185)
                                                        ---------------------------------
NET CASH Provided (used) by Operating Activities         (21,726)        (472,116)
                                                        ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                   (630)         (19,916)
      Proceeds from disposal of equipment                  5,500                -
                                                                                -
                                                        ---------------------------------
            Net cash provided (used) by investing
              activities                                   4,870          (19,916)
                                                        ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations       (7,425)               -
    Proceeds on notes payable                            119,000          385,516
    Principal payments on notes payable                  (76,035)         (61,377)
      Net cash provided (used) by financing activities    35,540          324,139
                                                        ---------------------------------
INCREASE (DECREASE) IN CASH                               18,684         (167,893)

CASH, January 1                                           75,433          176,441
CASH, September 30                                        94,117            8,548
                                                        =================================


The accompanying notes are an integral part of this statement .

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE NINE MONTHS ENDED SEPTEMBER 30

                                                                                        Restated
                                                                        2002            2001
                                                                   --------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
             Interest Paid                                              $44,208          43,412

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Common stock issued for services                                    $20,500         186,598
    Common stock issued for note conversion                             $   180               -
    Debt extinguished in exchange for property                          $12,771               -
    Accounts payable conversion to debt                                 $20,334               -


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

2. RESTATEMENT

The accompanying financial statements for the three and six months ended June 30, 2001 have been restated to c errors that were made a) in the amount of expense that was attributed to Common Stock of the Company that was orrect for legal and other services, b) the application of cash received for Common Stock subscribed and c) other acissued errors that came to light during the Company's conversion of its accounting and information systems in late 20counting effect of these restatements was to increase the Net Loss for the three months ($six months ended June 30, 20001. The $184,059 ($0.01 per share), net of related income tax benefit of $20,445 and to increase Subscriptions Funded 1 by December 31, 1999 by $130,000. These adjustments were reflected in the annual financial statements for the yeAfter December 31, 2001. ar ended

3. DISCONTINUED OPERATION

In April 2001, the Company discontinued the operations of its Integration division. The interim consolidated financial statements of the Company for the three and six months ended June 30, 2001 have been restated to reclassify costs related to discontinued operations of the division from General and Administrative costs to Loss from Discontinued Operation.

4. STOCKHOLDERS' DEFICIT

Shares issued to employees and others for services are valued based on the fair value of the stock issued and/or the service rendered No shares were issued in the three and six months ended June 30, 2002 for services. The following table shows the number of issued, the amount recorded as expense and the basis of valuation for shares issued for services in the quart 2001. er ended March

                                               Shares       Cost per
Description                                    Issued       Share       Valuation Basis
                                          -------------------------------------------
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

5. BUSINESS SEGMENTS

The Company's revenues are derived from 1) renewable contracts of equipment maintenance services, 2) equipment installation services, and 3) value added equipment supply distribution. The following table sets forth the operating contributions of each for the six months ended June 30, 2002 and 2001:

                                        Maintenance     Integration     Supplies        Eliminations    Total
                                        -----------------------------------------------------------------------
                     2002
Revenues                                $1,001,565          $0          $398,274                        $1,399,839
Inter-segment sales                              0           0                 0            $0                  $0
Operating (loss) income                    (63,116)          0             6,221                          ($56,895)
Depreciation and amortization               25,869           0             5,038                           $30,908
Interest                                    64,513           0               318                           $64,832
Property & equipment purchases                 620           0                 0                              $620
Total assets                            $1,324,744          $0          $398,285        ($604,106)      $1,118,923

                     2001
Revenues                                  $915,845          $0          $427,101                        $1,342,946
Inter-segment sales                          2,975           0             2,161          ($5,136)              $0
Operating (loss) income                   (212,028)          0            69,369                         ($142,659)
Depreciation and amortization                9,815           0             6,965                           $16,781
Interest                                   152,348           0             6,173                          $158,521
Property & equipment purchases              13,979           0                 0                           $13,979
Total assets                            $1,364,025       $27,004        $454,262        ($528,489)      $1,316,802

                                    ********

Item 2. Management's Discussion and Analysis of Operations

Introduction

The financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") for the nine months ended September 30, 2002 and 2001. OneSource is engaged in three closely related and complimentary lines of technology and business equipment support activities; 1) equipment maintenance services, ("Maintenance") 2) equipment installation services, ("Installation") and 3) value added equipment supply sales, ("Supplies"). OneSource is a leader in the technology equipment maintenance and service industry and is the inventor of the unique OneSource Flat-Rate Blanket Maintenance System<-1-212>. This program provides customers with a Single Source for all general office, computer and peripheral and industry specific equipment technology maintenance, installation and supplies products.

In April 2001 as part of management's refocused emphasis on its core business opportunities the Company discontinued the operations of its wholly owned subsidiary Net Express, Inc., (NEI). For comparative purposes the consolidated financial statements of the Company for the three, six -and nine months ended September 30, 2001 have been restated to show the costs incurred in shutting down the segment separately as discontinued operations in the following tables of financial data as of September 30, 2001. Fiscal 2001 financial results have also been restated to correct certain errors that were made a) in the amount of expense that was attributed to Common Stock of the Company that was issued for legal and other services, b) the application of cash received for Common Stock subscribed and c) other accounting errors that came to light during the Company's conversion of its accounting and information systems conversion in 2001. The effect of these restatements was to increase the Net Loss for the nine months ended September 30, 2001 by $161,936 ($0.01 per share) and to increase Subscriptions Funded After December 31, 1999 by $130,000. These adjustments were recorded in the consolidated financial statements as of December 31, 2001.

Summary of Operations

Operating results are improved in the nine months ended September 30, 2002 compared to the same period in fiscal 2001. The following table summarizes the comparative results for the two periods:

Summary of Operations                                           2002                    2001 Restated
------------------------------------------------------------------------------------------------------------------
Revenues                                                        $2,159,456              $2,055,502
Cost of Revenue                                                 $1,392,013              $1,168,323
Gross Margin                                                      $767,443                $887,179
Selling General and Administrative Costs                          $660,230              $1,020,458
Operating Income (Loss) before Discontinued Operation             $107,213               $(133,279)
Other Income (Expense)                                           $(127,480)              $(218,173)
Deferred tax benefit                                                     -                  24,448
Loss from discontinued operations                                        -                $(73,260)
Net Income (Loss)                                                 $(20,267)              $(400,264)
------------------------------------------------------------------------------------------------------------------


Fiscal 2002 results reflect management's changed focus and strategic emphasis for the Company. In January 2001 the Board of Directors installed a new Chairman to lead and direct a restructuring of operations to position the Company for profitable future results and granted him authority to make any changes he deemed warranted to accomplish this objective. Operations for the first nine months of 2002 show significantly improved results with a ninety five (95%) decrease in the 2002 Net Loss compared to September 30, 2001.

While consolidated revenues increase slightly by about five percent (5%) in 2002 compared to 2001, consolidated cost of revenues increased nineteen percent (19%) resulting in lower consolidated gross profit by fourteen percent (14%) for the nine months ended September 30, 2002 compared to the same period in 2001. This reflects the continuing high parts usage rates (including warranty expirations) that the Company continued to absorb in its maintenance services operations. While this cost concern continues through the third quarter, changes implemented early in the second quarter of 2002 were starting to show improvement by the end of the third quarter as gross margins of the maintenance division in the nine months ended September 30, 2002 increased significantly to 36% versus 23% for the first three months of 2002. Management will continue to focus on this aspect of the service operations in order to continue to bring down parts usage rates. Another factor in the decreased gross profit for third quarter is the addition of a Regional Service Manager and the addition of service technicians and technician training associated with an increase in an existing maintenance contract late in the quarter.

The most significant factor contributing to the improved overall operating results is the thirty-five percent (35%) decrease in Selling, General and Administrative costs in the nine months ended September 30, 2002 compared to 2001. While the approximate $360 thousand decrease is substantial the Company continues to absorb high General and Administrative costs as a percent of revenues and management continues to focus on implementing measures to bring the aggregate portion of G&A costs more in line with the Company's business model.

In April 2001 the Company discontinued the operations of its integration subsidiary because too much of its activities were concentrated in the highly competitive and low margin network hardware sales and integration industry which drained resources from the Company's core equipment maintenance and installation divisions. The net effects of discontinued operations are shown separately in the Consolidated Statement of Operations for the three, six and nine months ended September 30, 2001.

Revenues

Consolidated revenues increased slightly in the nine months ended September 30, 2002 compared to the same period in 2001 as a result of increased revenues in the maintenance divisions. Supply division revenues fell twelve (12%) compared to 2001, well below forecasted results in the three quarters of 2002, although the maintenance division results met expectations. The following tabulation shows the numbers:

Revenues                                2002            2001 Restated
--------------------------------------------------------------------------------
   Maintenance                          $1,576,290      $1,390,238
   Supplies                             $  583,166      $  665,263
--------------------------------------------------------------------------------
       Total                            $2,159,456      $2,055,501
--------------------------------------------------------------------------------


The final phase of the Company's restructuring and realignment campaign in the field services was implemented in the final quarter of 2001 and the full benefit of these changes while not fully evident yet are showing very positive trends as of the end of the third quarter of 2002. As part of this restructuring the General Manager of the supply division assumed oversight responsibility for all field service operations in the first quarter of 2002 in addition to his GM duties and accordingly was pulled away a great deal in fulfilling his new responsibilities. Management believes this distraction adversely impacted supply division sales in the first three quarters but anticipate Supply division revenues will return to their historical higher levels in the fourth quarter.

The thirteen percent (13%) increase in maintenance revenues for the first nine months of 2002 is the result of added service commitments from existing customers and reflects the positive benefits of changes the Company has implemented that have improved maintenance customer satisfaction levels to the highest in the Company's history. Installation services were suspended in early fiscal 2001 so management could focus the Company's limited resources on improving and strengthening the Company's core maintenance and supplies division operations. To the degree installation opportunities arise in line with present geographic and staffing resources the Company will pursue and engage them but in the near-term management is concentrating on the maintenance and supplies divisions. Now that operational efficiencies and customer satisfaction levels are substantively improved management is focusing greater attention growing revenues of these divisions via both current account extensions as well as through out-bound sales and marketing efforts.

Supply division revenues decreased twelve percent (12%) in nine months ended September 30, 2002 compared to the same period in 2001, and significantly less than management had forecasted for the division. In addition to the distraction of the division's GM noted above, supply division revenues were also adversely affected by pricing errors of newly added products during the period. These cost and pricing problems have been corrected and additional controls put in place so results should improve in prospective quarters. By the end of June, the division's web-based distribution delivery system was completely on line and will significantly enhance division revenue expansion to existing as well as potential new accounts. In early September, the division acquired the business of a large company, which also entered into a service agreement with the company's maintenance division. Although it is too early to see the full impact of this new account, management believes it will contribute significant new volume and positive cash flow.

Operating Costs and Gross Margins

As noted, consolidated operating margins for the nine months ended September 30, 2002 were lower compared to the nine months ended September 30, 2001. Gross margins for the nine months ended September 30, 2002, while still down from 2001 overall rates improved significantly over the first quarter rates to thirty five percent (35%)versus twenty-eight percent (28%). Inventory control and field service management issues related to the continuing restructuring changes in the maintenance division and distracted inventory and remanufacturing controls in the supply division in the quarter account for the lower margins in 2002 versus 2001 but improvements in the latest quarter document an improving trend and confirms the positive effects of the restructuring changes. Once the effects of these changes are fully rooted management believes margins will return to their historically higher levels. These improvements focus on strengthening management oversight and information system and process infrastructures to assure better inventory and call routing and dispatch control in the maintenance division. Selling, General and Administrative Costs

Improvements continued in this category of costs in the nine months ended September 30, 2002 as management continued to bring these costs down to levels more in line with the Company's present level of overall operations. Consolidated Selling and G&A costs decreased almost $360 thousand from the levels of the prior year, a thirty-five percent (35%) decline. While down substantially from the prior year these costs at 39% of gross revenues in the first quarter and 31% in the third quarter ended September 30, 2002 are slightly higher than the Company's business model of about 30% contemplates.

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

General and Administrative                              2002            2001 Restated
---------------------------------------------------------------------------------------
Salaries Wages and Benefits                             $353,039        $566,833
Facilities                                              $110,368        $171,494
Legal and Professional                                  $ 92,532        $ 34,100
Telecommunication Costs                                 $ 53,778        $ 51,861
Travel and Entertainment                                $ 13,900        $ 21,373
Other                                                   $ 17,128        $ 34,115
---------------------------------------------------------------------------------------
Total                                                   $640,744        $879,776
---------------------------------------------------------------------------------------


All cost  categories  are lower in the nine  months  ended  September  30,  2002 compared to the same period in 2001 except Legal and Other. The two most significant areas of savings were overhead salaries and facility costs. Salary and benefit costs in fiscal 2001 included a $68 thousand charge for additional trust fund taxes related to periods prior to 2001 that was accrued in the first quarter of 2001. Without this charge current 2001 results would be less but still not comparable to 2002 levels. The remaining difference reflects staff reductions that were made in the latter half of 2001, and first half of 2002 to reduce overhead staff and their related costs. Company staff has been reduced to 33 employees in 2002 from 56 at the beginning of 2001 with most of the reductions being made in the general overhead category. All other general administrative costs are down reflecting improvements and cuts that management has installed during fiscal 2001 to curtail and reduce operating costs, with the exception of a 3% increase in telecommunications due to additional cell phone for additional service technicians. Substantially all these reductions occurred in the last quarter of 2001 and into the first half of 2002. These declines further document the improved effects of management's infrastructure and operational changes.

Results for the nine months ended September 30, 2001 have been restated to correct certain accounting errors that were identified in fiscal 2001 but which related to periods prior to the year ended 2001. Much of the impact of adjustments to correct these prior period errors were posted to accounts in the G&A cost category which further contributed to the substantial decline in G&A costs in the nine months ended September 30, 2002 compared to the same period in 2001.

Sales and Marketing                                     2002                    2001 Restated
----------------------------------------------------------------------------------------------
Salaries, Commissions and Benefits                      $14,016                 $ 98,534
Advertising and Promotion                               $ 4,951                 $ 29,664
Travel and Entertainment                                $   519                 $ 12,484
----------------------------------------------------------------------------------------------
Total                                                   $19,486                 $140,682
----------------------------------------------------------------------------------------------


The decline in selling personnel costs is largely the result of the Company's turnaround restructuring activities. The paramount objective of that effort was to streamline overall operations and redirect corporate resources toward improving the Company's core maintenance and supplies division operating infrastructures and management. Consequently sales and marketing became a casualty of this redirected focus and accordingly have taken a back seat while the realignment was being implemented. Now that operational and management changes are largely in place and the attendant infrastructure improved, management is concentrating on implementing and significantly supporting the sales and marketing plans that have been heretofore on hold pending completion of the strategic redirect ional thrust of the Company.

Loss from Continuing Operations

While the Company again incurred a loss from continuing operations ($20 thousand) before taxes for the nine months ended September 30, 2002, operations for the three months ended September 30, 2002 generated net income of $37 thousand versus a loss for the same period of $31 thousand in 2001. This dramatic turn around is due to a) some improvement in division operating rates, and b) the substantial decrease in overhead costs for the nine months ended September 30, 2002 compared to 2001.

Interest and Other Income (Expense)

Other Income (Expense)         2002        2001 Restated
------------------------------------------------------------
Interest                       $(99,891)   $(197,952)
Other                          $(27,589)   $ (20,221)
------------------------------------------------------------
Total                          $(127,480)  $(221,173)
------------------------------------------------------------


Interest costs declined in the nine months ended September 30, 2002 by about half compared to the nine months ended September 30, 2001 mainly because of investment "sweeteners" that were paid in 2001 to secure funding. No such charges were incurred in 2002, although additional debt of $69 thousand has been added into the Company since the third quarter of 2001. Interest expense relates to Company short-term borrowings invested to support funding needed in 2000 and 2001, and 2002 to cover the Company's turnaround and continues. Also contributing to the decline in interest cost is the Company's decision in 2001 to discontinue granting stock incentives to lenders for debt funding.

Liquidity and Capital Resources

The following table sets forth selected financial condition information as of September 30, 2002 compared to December 31, 2001:

Balance Sheet                                 2002                2001 Restated
Working Capital                               ($1,068,135)        ($1,129,210)
Total Assets                                   $1,092,349          $1,208,027
Debt Obligations                                 $994,168            $952,851)
Shareholders' (Deficit)                         ($566,424)          ($566,837)


While operationally things have improved since year-end 2001 liquidity and sufficient capital resources continued to be a problem during the first half of 2002. Total costs continued to exceed revenues throughout the first six months but in the last month of the second quarter revenues exceeded costs and contributed a before tax profit in the second quarter of 2002. Total revenues continue to exceed cost in the three months of the third quarter ended September 30, 2002. Cash flows therefore are expected to continue to improve through the balance of the year. Short-term obligations remained largely at their year-end 2001 levels and is a primary reason for the continuing decline in the Company's current ratio at June 30, 2002 to 0.33% compared to 0.44% at December 31, 2001. The 0.33% however is an improvement over the 0.26% negative working capital ratio at March 31, 2002.

During the last quarter of 2001 cash flow short falls dropped significantly with the addition of new maintenance business coming on-line in the quarter. Monthly cash deficiency in the first quarter remained at about $25 thousand versus the $85 to $100 thousand a month negative cash flow throughout much of 2001, but by the end of June 2002 monthly cash flow was positive for the first time in two and half years. Management believes it can continue to manage this shortfall in the near-term with additional new business that is pending while it negotiates additional funding opportunities intended to recapitalize the Company.

The  Company  is  engaged  in  this   regard  in   negotiations   with   several
investment-banking firms and others with the intent of securing equity funding of $1 million. These negotiations were continuing at September 30, 2002.

Also contributing to the decreased working capital position at September 30, 2002 compared to year-end 2001 was the overall increase in current liabilities versus current assets at December 31, 2001 primarily because of short-term debt. Current asset account balances remained at near December 31, 2001 levels but current liabilities, except short-tem debt levels were lower at September 30, 2002

In March 2001 the Company and holders of four of the Company's notes payable that were due in March and September of 2001 entered into Note Deferral and Extension Agreements wherein each note holder agreed to defer all principal payments until July 15, 2001. The Company agreed to make a twenty-five percent (25%) principal payment to each note holder on July 15, 2001. The notes' due dates were extend to July 15, 2002, but at July 15, 2002 the Company was unable to make the scheduled partial principle payment or commence making level monthly principal and interests payments over the remaining twelve-month period of the notes. As part of that agreement the Company also agreed to increase the interest rates of the notes from their stated twelve to fourteen percent (12% to 14%) to eighteen percent (18%). The Company has continued to make timely monthly interest payments to the holders. Further the Company is in communication with the holders and believes it will be able to negotiate an arrangement that will not adversely impact the Company's continuing operations.

At September 30, 2002, the Company had accrued approximately $47 thousand of unpaid payroll taxes, interest and penalties. At the end of June, the Company submitted required documentation in support of its "Offer In Compromise" it filed in 2001 to the IRS. Management believes the Company will be able to successfully liquidate this liability without incurring any adverse effects on the Company's financial condition from actions of the IRS.

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

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)   The exhibits required to be filed herewith by
      Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
----------------------------------------------------------------------------------------------------
3.(i).1  [1]      Certificate of Incorporation of L W Global (U.S.A.), Inc. filed August 27, 1996.

3.(i).2  [1]      Certificate of Amendment of Certificate of Incorporation filed January 16, 1997.

3.(i).3  [1]      Certificate of Amendment of Certificate of Incorporation changing name to Micor
                  Technologies, Inc dated July 28, 1997

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

10.8     [1]      Agreement to Extend Promissory Note by Titan Capital Partners, LLC in favor of the Company dated January 4, 2000.

10.9     [1]      Share Exchange Agreement with Net Express, Inc. dated April 15, 1999.

10.10   [1]       Stock Redemption Agreement (Exhibit A to Net Express Share Exchange).

10.11   [1]       Employment Agreement (Exhibit B to Net Express Share Exchange).

10.12   [1]       Stock Purchase Agreement with Blackwater Capital Partners II, L.P. dated May 26,
                  1999

10.13   [1]       Investor Rights Agreement with Blackwater Capital Partners II, L.P. dated May 26,
                  1999


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

10.16   [2]       Promissory Note by Micor Technologies, Inc. in favor of William Meger dated
                  November 28, 1995

10.17   [2]       Promissory Note by Jerry Washburn and others in favor of PF Holdings, Inc. dated
                  July 31, 1997

10.18   [2]       Form of Note Modification Agreement dated February 2000.

10.19   [2]       Installment Agreement between the Company and the Department of the  Treasury of the Internal Revenue Service dated July 2000.

10.20   [2]       Option Agreement between the Company and XCEL ASSOCIATES, Inc. dated June
                  1, 2000

10.21   [2]       Agreement For A Finder's Fee between the Company and XCEL ASSOCIATES,
                  Inc. dated June 1, 2000

10.22   [2]       Business Consulting Agreement between the Company and XCEL ASSOCIATES,
                  Inc dated June 1, 2000

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

10.29   [5]       Indemnification Agreement between the Company and Jerry M. Washburn dated
                  January 4, 2001.

10.30   [5]       Indemnification Agreement between the Company and Thomas E. Glasgow dated
                  January 4, 2001.

10.31   [5]       Employment agreement between the Company and Thomas E. Glasgow dated
                  January 4, 2001.


23.1     [4]      Consent of Marshall & Weber, CPA's, P.L.C.

23.2     [4]      Consent of Mintmire & Associates (contained in the opinion filed as Exhibit 5.1)
-------------------------------------
         [1]      Filed as an exhibit to the Company Registration Statement on
                  Form 10SB filed July 10, 2000.

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

                           ONESOURCE TECHNOLOGIES, INC
                                  (Registrant)

Date: November 12, 2002         By:/S/ Thomas E. Glasgow
                                   ---------------------------------------------
                                   Thomas E. Glasgow, Chairman

                                By:/S/ Jerry M. Washburn
                                   ---------------------------------------------
                                   Jerry M. Washburn, President, CEO, Director
                                   and acting Secretary and Treasurer

                                By:/S/ Donald E. McIntyre
                                   ---------------------------------------------
                                   Donald E. McIntyre, Director

I am the Chief Executive Officer of the Company and by signing the above form 10- QSB,certifythat the report fully complies with all the requirements of section 13(a) or 15(d) of the Exchange Act and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                   /S/ Thomas E. Glasgow
                                   --------------------------------------------
                                   Acting Chief Executive Officer


I am the Chief Financial Officer of the Company and by signing the above Form 10-SB, I certify that the report fully complies with all the requirements of section 13(a) or 15(d) of the Exchange Act and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                  /S/ Jerry M. Washburn
                                  ---------------------------------------------
                                  Acting Chief Financial Officer