Form 10KSB
period 2002-12-31
ONESOURCE TECHNOLOGIES INC
filed 2003-03-31
CIK 1118421

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

Commission File No.: 000-30969
                     ---------


                          OneSource Technologies, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


           Delaware                                     65-0691963
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


    7419 East Helm Drive
    Scottsdale, Arizona                                                 85260
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number: (800) 279-0859
                            -------------.

Securities to be registered under Section 12(b) of the Act:

      Title of each class                         Name of each exchange on which
      to be so registered                         each class to be registered
             None                                              None
----------------------------------------          ------------------------------


Securities to be registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                   ------------------------------------------
                                (Title of class)


                        Copies of Communications Sent to:
                              Blume Law Firm, P.C.
                     11811 North Tatum Boulevard, Suite 1025
                             Phoenix, AZ 85028-1699
                    Tel: (602) 494-7976 Fax: (602) 494-731371
                    -----------------------------------------

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes  X        No
                      ---          ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $2,958,871

     The   aggregate   market  value  of  the  voting   common  equity  held  by
non-affiliates as of March 24, 2003 was $360,587.17 based upon 26,853,317 shares outstanding of which 16,390,326 was held by non-affiliates and a share price of $0.022. No non-voting common equity is outstanding.


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

     OneSource Technologies, Inc. ("the Company" or "OneSource") is incorporated in the state of Delaware. The Company was originally incorporated as LW Global (U.S.A.), Inc. in September 1996. The Company changed its name to Micor Technologies, Inc. in July 1997 and then finally to OneSource Technologies, Inc. in August 1997. The Company had little or no operations until July 1997 when the Company entered into a reverse merger transaction wherein it issued 8,500,000 shares of stock in exchange for one hundred percent (100%) of the issued and outstanding shares of Micor. Micor started business in 1984 as a small banking equipment sales and service company and was incorporated in 1990 as Micor Financial Systems, Inc. Its name was changed to Micor Technologies, Inc. in December 1994 and finally to OneSource Technologies, Inc in August 1997.

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

     The facts upon which the Company relied upon for an exemption from registration for the sales of securities in the State of Arizona, Section 14-4-140 of the Arizona Code are: (i) offers by the issuer were made only by the Company's employees, officers and directors who were not retained for the primary purpose of making offers; (ii) the sale of securities did not exceed $1,000,000; (iii) the Company was not a development stage company with no specific business plan or a development stage company that has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; (iv) offers specified that they would be made only to accredited investors and sales were made only to accredited investors; (v) a legend was placed on all offering documents; and
(vi) the issuer, any of its predecessors, affiliates, directors, officers, beneficial owners of ten (10) percent or more of any class of its equity securities did not fall within the disqualification provisions.

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

     The facts upon which the Company relied upon for an exemption from registration for the sales of securities in the State of Arizona, Section 14-4-140 of the Arizona Code are: (i) offers by the issuer were made only by the Company's employees, officers and directors who were not retained for the primary purpose of making offers; (ii) the sale of securities did not exceed $1,000,000; (iii) the Company was not a development stage company with no specific business plan or a development stage company that has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; (iv) offers specified that they would be made only to accredited investors and sales were made only to accredited investors; (v) a legend was placed on all offering documents; and
(vi) the issuer, any of its predecessors, affiliates, directors, officers, beneficial owners of ten (10) percent or more of any class of its equity securities did not fall within the disqualification provisions.

     Between January 2002 and the filing of this report, 390,000 shares of the Company's restricted common stock were issued to two (2) individuals for settlement of outstanding notes payable, to one (1) individual for consulting services and the Company's legal counsel for legal services on behalf of the Company. For such issuances, the Company relied upon the 506 Exemption Federally, Section 14-4-140 of the Arizona Code for the State of Arizona exemption and Section 517.061(11) of the Florida Code for the State of Florida exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants.

     The facts upon which the Company relied upon for an exemption from registration for the sales of securities in the State of Arizona, Section 14-4-140 of the Arizona Code are: (i) offers by the issuer were made only by the Company's employees, officers and directors who were not retained for the primary purpose of making offers; (ii) the sale of securities did not exceed $1,000,000; (iii) the Company was not a development stage company with no specific business plan or a development stage company that has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; (iv) offers specified that they would be made only to accredited investors and sales were made only to accredited investors; (v) a legend was placed on all offering documents; and
(vi) the issuer, any of its predecessors, affiliates, directors, officers, beneficial owners of ten (10) percent or more of any class of its equity securities did not fall within the disqualification provisions.

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

     In February 2002 at a meeting of the Board of Directors, the Directors granted the issuance of 750,000 shares of its unrestricted (Form S-8) Common Stock to Thomas Glasgow for services as the acting Chief Operating Officer of the Company during the year 2002.

     In January 2002, Donald E. McIntyre was appointed to the Board as an outside Director to fill the vacancy created by the resignation of Donald C. Gause.

     In July 2002 the Company entered into a new lease with EJM Development of Santa Monica, California for the lease of it headquarters space at 7419 East Helm Drive, Scottsdale, Arizona. The new lease was negotiated as a result of the Company reorganizing into to a smaller space in that facility. The new lease extends to the term of the original lease ending November 2004. Under the terms of the new lease the Company pays rent in the amount of $5,135 for the first six
(6) months, $5,280 for eleven (11) months and $5,425 until the end of the lease.

     In October 2002 the Company entered into a three (3) year lease for an office warehouse facility in Denver in support of its Colorado operations. The Company is obligated to pay $21,480 the first year increasing to $22,833 and $23,826 in years two and three respectively.

     In September 2002 at a meeting of the Board of Directors, the Directors granted the issuance of 750,000 unrestricted (Form S-8) common stock to its three directors of the Company, (250,000 shares to each) to Thomas Glasgow, Jerry Washburn and Donald McIntyre for services as Directors on behalf of the Company during the year 2002.

     In October 2002 the Company engaged Blume Law Firm, P.C, of Phoenix, Arizona as legal counsel replacing Mintmire & Associates of Palm Beach, Florida as corporate counsel.

     In December  2002 the Company  entered into an Agreement  with  GevityHR of
Tempe,   AZ,  as  the  Company's  PEO  for  all  employee  and  Human   Resource
responsibilities on behalf of the Company.

     In January 2003 at a meeting of the Board of Directors, the Directors appointed Michael L. Hirschey to the Board to fill the vacancy created by the resignations of Norman E. Clarke.

     In February 2003 at a meeting of the Board of Directors, Thomas E. Glasgow was terminated as the acting Chief Operating Officer and Director of the Company and Jerry Washburn resigned as President and Chief Executive Officer of the Company but both retained their Directorships on behalf of the Company. Mr. Glasgow was terminated as an officer for cause because of violations of certain provisions of his employment agreement with the Company. At that same meeting of the Board of Directors, Donald E. McIntyre was elected Chairman of the Board succeeding Mr. Glasgow and Michael L. Hirschey was appointed Chief Executive
Officer of the Company succeeding Mr. Washburn. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     See (b) "Business of Issuer" immediately below for a description of the Company's business.

b) Business of Issuer.

General

     OneSource is engaged in two closely related and complimentary lines of business, 1) renewable contract equipment maintenance services, 2) value added equipment supply distribution. The Company is primarily focused on 1) banking and financial services and 2) retail industries even though its service and product offerings can be readily applied in any industry. These two are emphasized because of the significantly greater number of equipment items used in banking, financial service and retail enterprises compared to other businesses. Like companies in other industries, banking and retail enterprises use large numbers of general business equipment items such as copiers, facsimiles, PCs and peripherals, but in addition they also utilize significant quantities of industry specific machines like coin/currency counting and handling machines, check processing and encoding equipment and ATMs in banking and point-of-sale ("POS") scanner and register systems in the retail industry.

     The Company's customer mix at the end of 2002 and 2001 consisted of primarily banking (8% and 5% respectively) and retail (60% and 58% respectively) companies located in Arizona, California, Colorado, Nevada, New Mexico, and Utah. Approximately sixty-seven percent (67%) and fifty-seven percent (57%) of the Company's revenue was generated from five (5) customers through December 31, 2002 and 2001 respectively, the largest of which contributed approximately fifty-seven percent (57%) and forty-four (44%) respectively.

Maintenance Services

     OneSource has pioneered a patent pending "flat-rate blanket maintenance service" approach in these industries covering a broad array of general business and industry specific equipment. The Company's patent pending service program is unique because it takes a "horizontal" approach to equipment maintenance rather than the typical "vertical" approach traditionally offered. In doing so, it creates wide based savings by being able to service multiple equipment items for a flat fee, which constitutes the basis for a package pricing to customers. Equipment Maintenance service is delivered on-site to customers by Company employed field service technicians operating from their homes throughout the Company's territorial reach, which presently includes the states of Arizona, northern California, Colorado, Nevada, and New Mexico. All supporting services, including call center dispatching, routing and control, parts procurement and logistics are centrally housed in the Company's Arizona corporate facilities. Communication and field service connectivity is realized through the utilization of a number of communication technology devices, e.g., wireless telephones, pagers, the Internet and Company Intranet services.

     For the twelve months ended December 2002 and 2001, Maintenance revenues constituted approximately Seventy-two percent (72%) and sixty-seven percent (67%) respectively of total consolidated revenues.

Installation Services

     The Company acquired the technical competencies via a 1999 acquisition to undertake equipment installation assignments at existing as well as prospective customers. The Company intends to expand this capability throughout all its geographic locations. The Company's customer profile includes large regional enterprises and/or divisions of national companies in the banking and retail industries as these companies periodically incur the need to "refresh" their equipment installation configurations in the face of new technologies and expansion. These capabilities readily compliment the Company's maintenance and supplies operations by being able to support the customer base.

Supplies Distribution

     The Supplies segment is focused on delivering consumable equipment supplies and part requirements to the Company's existing as well as prospective customers on a single-source basis. The Company is presently a supplier for a number of equipment consumable supply items, e.g., ribbons, toner, and OEM and remanufactured toner cartridges for copiers, faxes and laser printers. Since toner cartridges represent the Company's largest demand, the Company acquired an Arizona based high quality toner cartridge remanufacturing company in 1999 in order to expand the product distribution throughout the Company's customers.

Internet Services

     A number of the Company's products and services can be readily distributed and/or serviced via the Internet on both a retail consumer as well as a business to business ("B2B") basis. In this regard, the Company implemented an on-line Internet distribution channel to supply and distribute its remanufactured printer and copier toner cartridge products. Products are delivered via on-line private catalogs within the site on a true Internet B2B basis.

Competition

     The Company faces competition from large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to the Company, including but not necessarily limited to IBM, Diebold, NCR, Unisys and others. The Company's training and services could be rendered obsolete or made uneconomical by the development of new products, technological advances or pricing actions by one or more of the Company's competitors. One or more of such developments could materially adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have an material adverse effect on the Company's business, financial condition or results of operations.

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

Sources and Availability of Raw Materials

     The materials needed to service office and industry specific equipment are widely available from numerous third party suppliers. No shortage of materials is expected in the foreseeable future.

Dependence on one or few customers

     The Company presently generates a significant portion of its gross revenues from a limited number of customers. Approximately sixty-seven percent (67%) was generated from five (5) customers through December 31, 2002, of which the largest contributed approximately fifty-seven percent (57%). The following table summarizes the contribution of these five largest accounts:

       Customer                          2002 Revenues (000)              %
    -------------------                  -------------------             ---
    Kroger Corporation                        $1,838                     57
    Wells Fargo Bancorp                          116                      4
    Tecniflex, Inc.                              110                      4
    Bank of America                               41                      1
    Fry's Food and Drug                           42                      1

Research and Development

     The Company believes that research and development for product and service development is an important factor in its future growth. The equipment supply industry is closely linked to technological advances, which constantly produces new machinery for use by the public. Therefore, the Company must continually invest in training on the latest technological advances and the newest equipment to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to fund such training efforts to match technological advances as they become available. Additionally, due to the rapid rate at which technology advances, the Company's equipment and inventory may be outdated quickly, preventing or impeding the Company from realizing its full potential .

Cost of Research and Development

     For fiscal years 2002 and 2001, the Company expended no measurable amount of money on research and development efforts. At the current time, none of the costs associates with research and development are borne directly by the customer; however there is no guarantee that such costs will not be borne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be borne by the customer, if at all.

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

Effect of Probable Governmental Regulation on the Business

     Currently there is no government regulation of the Company's business nor of the Company's products. However, new laws are emerging which regulate commerce over the Internet and data and information transmitted over the Internet. Should the Company engage in activities involving the Internet in the future, it will be subject to these laws and/or regulations.

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

     Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, access to adult content by minors, pricing, bulk e-mail (spam), encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. The Company cannot predict the impact, if any, that future regulatory changes or developments may have on the Company's business, financial condition, or results of operation.

Cost and Effects of Compliance with Environmental Laws

     The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control. The Company is unaware of any bills currently pending in Congress, which could change the application of such laws so that they would affect the Company.

Employees and Consultants

     At year-end 2002 the Company had thirty-four (34) full-time employees and no part-time employees. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be good.

Item 2. Description of Property

     In July 2002 the Company entered into a new lease with EJM Development of Santa Monica, California for the lease of it headquarters space at 7419 East Helm Drive, Scottsdale, Arizona. The new lease was negotiated as a result of the Company reorganizing into to a smaller space. The new lease extends to the term of the original lease ending November 2004. Under the terms of the new lease the Company pays rent in the amount of $5,135 for the first six (6) months, $5,280 for eleven (11) months and $5,425 until the end of the lease.


     In October 2002 the Company entered into a three (3) year lease for an office warehouse facility in Denver in support of its Colorado operations. The Company is obligated to pay $21,480 the first year increasing to $22,833 and $23,826 in years two and three respectively


Item 3. Legal Proceedings

     The Company has been named in a lawsuit claiming that the developer of a certain website development project was unpaid. The Company has disputed the claim stating that it was not the owner of the website and that it therefore should not be named as an obligor for its development. The amount of the claim is $13,000. This case was settled for $4,500 in May 2002.

     The Company has entered into a dispute with the former owner of Net Express. The dispute relates to certain transactions totaling approximately $60,000 entered into by the former owner on behalf of Net Express without appropriate management approval. Management believes that all obligations related thereto have been recorded. Management also believes that this obligation will ultimately be transferred back to the former owner and to accelerate this eventuality the Company has filed a counter suite against the former owner alleging dereliction of duty and failure to perform according to his fiduciary responsibilities. The case is presently in its early pre-discovery stages.

     The Company has been named in a workman's compensation lawsuit filed by a former employee. The amount of the claim is $20,000. The Company did not have workman's compensation coverage during a short period of time in 2000. However, costs incurred by the former employee have been paid by the Arizona Industrial Commission and accordingly the Company believes the claims of the former employee are groundless and is aggressively disputing the matter. This suit was dropped by the plaintiff in March 2002.

Item 4. Submission of Matters to a Vote of Security Holders

     No other matters were put before the vote of the Company's shareholders in 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Market Information.

     The  Company's  common  stock is  presently  quoted on the Over The Counter
Bulletin Board (OTCBB). The common stock of the Company was quoted under the symbol "OSTK" from May 1999 through February 20, 2002 whereupon the symbol was changed to "OSRC". The high, low and average bid information for each quarter since May 1999 to the present are as follows:

     Quarter                    High Bid          Low Bid          Average Bid
-------------------             --------          -------          -----------
Second Quarter 1999                .63               .25                .44
Third Quarter 1999                 .88               .38                .63
Fourth Quarter 1999                .69               .16                .42
First Quarter 2000                1.88               .25               1.06
Second Quarter 2000                .67               .20                .44
Third Quarter 2000                 .59               .11                .33
Fourth Quarter 2000                .74               .07                .41
First Quarter 2001                 .125              .11                .11
Second Quarter 2001                .22               .145               .17
Third Quarter 2001                 .065              .065               .065
Fourth Quarter 2001                .03               .02                .03
First Quarter 2002                 .125              .02                .055
Second Quarter 2002                .05               .015               .02
Third Quarter 2002                 .034              .011               .02
Fourth Quarter 2002                .03               .008               .02

     Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

Description of Capital Stock

     The Company's authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value per share and 1,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2002, the Company had 26,853,317 shares of its common stock outstanding and none of its preferred stock outstanding.

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

Dividend Policy

     Holders of shares of common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any dividends on its common stock and intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.

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

Item 6. Management's Discussion and Analysis of Operations - Full Fiscal Years

                                  Introduction

The financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") for the years ended December 31, 2002 and 2001. OneSource is engaged in two closely related and complimentary lines of technology and business equipment support activities; 1) equipment maintenance services, ("Maintenance") 2) value added equipment supply sales, ("Supplies"). OneSource is in the technology equipment maintenance and service industry and is the inventor of the OneSource Flat-Rate Blanket Maintenance System(TM). This program provides customers with a Single Source for all general office, computer and peripheral and industry specific equipment technology maintenance, installation and supply products.

In April 2001 as part of management's refocused emphasis on its core business opportunities the Company discontinued the operations of its wholly owned subsidiary Net Express, Inc., (NEI). For comparative purposes the consolidated financial statements of the Company for the year ended December 31, 2001 have been presented to show the costs incurred in shutting down the segment separately as discontinued operations in the following tables of financial data as of December 31, 2001. Fiscal 2001 financial results have also been restated to correct certain errors that were made a) in the amount of expense that was attributed to Common Stock of the Company that was issued for legal and other services, b) the application of cash received for Common Stock subscribed and c) other accounting errors that came to light during the Company's conversion of its accounting and information systems conversion in 2001. The effect of these restatements was to increase the Net Loss for the year ended December 31, 2001 by $161,936 ($0.01 per share) and to increase Subscriptions Funded After December 31, 1999 by $130,000. These adjustments were recorded in the consolidated financial statements as of December 31, 2001.

Summary of Operations

Operating results have improved in the year ended December 31, 2002 compared to the year ended December 31, 2001. The following table summarizes the comparative operating results for the two periods:

-----------------------------------------------------------------------------------
Summary of Operations                                       2002           2001
-----------------------------------------------------------------------------------
Revenues                                                 $2,958,871    $ 2,774,947
Cost of Revenue                                           1,928,071      1,854,820
Gross Margin                                              1,030,800        920,127
Selling, General and Administrative Costs                   838,876      1,476,273
Operating Income (Loss) before Discontinued Operation       191,924      (556,146)
Other Income (Expense)                                     (176,311)      (153,139)
Subscription Receivable Write-off, net of income tax           -          (800,000)
Extraordinary Gain                                             -            62,650
Loss from discontinued operations                              -           (73,260)
-----------------------------------------------------------------------------------
Net Income (Loss)                                        $   15,614    $(1,519,895)
-----------------------------------------------------------------------------------

Fiscal 2002 results reflect management's changed focus and strategic emphasis for the Company. Operations for the year ended December 31, 2002 show significantly improved results with Net Income of $15,614 compared to a Net Loss of $1,519,895 for the year ended December 31, 2001.

While consolidated revenues increased slightly by about six percent (6%) in 2002 compared to 2001, consolidated cost of revenues increased only four percent (4%) resulting in a twelve percent (12%) increase in gross profit for the year ended December 31, 2002 compared to the year ended December 31, 2001. Changes implemented early in the second quarter of 2002 started to show improvement by the end of the year as gross margins of the maintenance division had increased significantly to 34% by the end of 2002 versus 23% during the first quarter of 2002. Management will continue to focus on this aspect of the service operations in order to continue to bring down parts usage costs To further control costs of the maintenance operations the Company eliminated certain non-profitable contracts during the year ended December 31, 2002.

The most significant factor contributing to the improved overall operating results is the forty-three percent (43%) decrease in selling, general and administrative costs for the year ended December 31, 2002 compared to 2001. While the approximately $637,000 decrease is substantial, the Company continues to incur high selling, general and administrative costs as a percent of revenues and management continues to focus on implementing measures to bring these costs more in line with the Company's business model.

In April 2001 the Company discontinued the operations of its integration subsidiary because its activities were concentrated in the highly competitive and low margin network hardware sales and integration industry, and drained resources from the Company's core equipment maintenance and installation divisions. The net effects of discontinued operations are shown separately in the Consolidated Statement of Operations for the years ended December 31, 2002 and 2001.

Revenues

Consolidated revenues increased slightly in the year ended December 31, 2002 compared to the same period in 2001 as a result of increased revenues in the maintenance divisions. Supply division revenues fell nine (9%) compared to 2001, below forecasted results in 2002, although the maintenance division met forecasted expectations. The following table details maintenance and supply division revenues for 2002 & 2001:

Revenues                                                  2002            2001
--------------------------------------------------------------------------------
   Maintenance                                       $  2,137,754   $  1,872,471
   Supplies                                               821,117        902,476
--------------------------------------------------------------------------------
       Total                                         $  2,958,871   $  2,774,947
--------------------------------------------------------------------------------

The  final  phase  of  the  Company's   restructuring  and  realignment  of  its
maintenance division was implemented in the fourth quarter of 2001. The full benefit of these changes, while not fully evident yet, are showing very positive trends as of the end of 2002. As part of this restructuring, the General
Manager(GM) of the supply division assumed oversight responsibility for all maintenance operations in the first quarter of 2002 in addition to his supply division responsibilities. Management believes the focus the GM put on restructuring the maintenance division adversely impacted supply division sales early in the year. However, supply division revenues began to return to their historical higher levels in the fourth quarter.

The fourteen percent (14%) increase in maintenance revenues during 2002 is the result of added service commitments from existing customers and reflects the positive benefits of changes the Company has implemented that have improved maintenance customer satisfaction levels to the highest in the Company's history. This added business increased the concentration of the Company's revenues with the Kroger Corporation to fifty-seven (57%) percent of total
revenues.   Installation  services  were  suspended  in  early  fiscal  2001  so management could focus the Company's limited resources on improving and strengthening the Company's core maintenance and supplies division operations. To the degree installation opportunities arise in line with present geographic and staffing resources the Company will pursue and engage them but in the near-term management is concentrating on the maintenance and supplies divisions. Now that operational efficiencies and customer satisfaction levels are substantively improved management is focusing greater attention growing revenues of these divisions via both current account extensions as well as through out-bound sales and marketing efforts.

Supply division revenues decreased nine percent (9%) in 2002 compared to 2001, which was significantly less than management had forecasted for the division. In addition to the added responsibilities of the division's GM noted above, supply division revenues were also adversely affected by pricing errors of newly added products during the period. These pricing problems have been corrected and additional controls put in place so results should improve in prospective quarters. By the end of June, the division's web-based distribution delivery system was completely on line and will significantly enhance division revenue expansion to existing as well as potential new accounts. In early September, the division acquired the business of EON Supply, a large new customer , which also entered into a service agreement with the company's maintenance division. Although it is too early to see the full impact of this new account, management believes it will contribute significantly to revenues and cash flow.

Cost of Revenues and Gross Margins

Consolidated gross margins for the year ended December 31, 2002 were slightly higher compared to 2001. Gross margins for 2002, while slightly increased from 2001 , improved significantly from the first quarter to the fourth quarter to thirty five percent (35%) versus twenty-eight percent (28%). Inventory control and management issues related to the continuing restructuring changes in the maintenance division and problems with inventory and remanufacturing controls in the supply division accounted for the lower margins early in 2002 versus 2001. However, the improvement in gross margins towards the end of the year confirms the positive effects of the restructuring changes. Once the effects of these changes are fully rooted management believes margins will return to their historically higher levels. These improvements focus on strengthening management oversight and information system and process infrastructures to assure better inventory control in the supply division and more efficient call routing and dispatch controls in the maintenance division.

Selling, General and Administrative Costs

Improvements continued in this category of costs in 2002 as management continued to reduce these costs to levels more in line with the Company's present level of operations. Consolidated S, G&A costs decreased approximately $637,000 over prior year, a forty-three percent (43%) decrease . These costs were twenty-eight percent (28%) of gross revenues in 2002 compared to fifty-three percent (53%) in 2001 and were slightly below the Company's forecasted thirty percent ( 30%). This was achieved through strict cost controls and reductions implemented during the later part of 2002.

Even though significant reductions have already been achieved in each expense category, management believes there are additional opportunities for further cuts. Management is focused, however, on growing revenues while holding the present level of overhead costs steady. The following table details the significant components of general and administrative costs :

   General and Administrative                  2002                      2001
--------------------------------------------------------------------------------
   Salaries, Wages and Benefits          $    469,659              $    744,288
   Facilities                                 153,571                   200,876
   Legal and Professional                      97,536                   142,005
   Telecommunication Costs                     72,334                    63,341
   Travel and Entertainment                    22,626                    33,042
   Other                                        1,226                   136,325
--------------------------------------------------------------------------------

      Total                              $    816,953             $   1,319,877
--------------------------------------------------------------------------------

All cost categories are lower for the year ended December 31, 2002 compared to the same period in 2001 except telecommunication costs. The two most significant areas of savings were salaries and facilities costs. Salary, wages and benefits costs in fiscal 2001 included a $68,000 charge for payroll trust fund taxes related to periods prior to 2001. The remaining difference reflects staff reductions that were made in the latter half of 2001, and first half of 2002. Company staff has been reduced to 34 employees in 2002 from 56 at the beginning of 2001 with most of the reductions being made in the administrative area.. All other general and administrative costs are down reflecting improvements and cuts that management implemented during the latter part of 2001 and early part of 2002 to reduce operating costs, with the exception of a 14% increase in telecommunications costs resulting from an increase in cell phones placed in use for additional service technicians. These cost reductions reflect the positive effects of management's restructuring and operational changes.

  Sales and Marketing                                     2002           2001
--------------------------------------------------------------------------------
     Salaries, Commissions and Benefits                $   14,016     $  104,424
     Advertising and Promotion                              6,067         39,460
     Travel and Entertainment                               1,841         12,512
--------------------------------------------------------------------------------
        Total                                          $   21,923     $  156,396
--------------------------------------------------------------------------------

The decline in sales and marketing personnel costs is largely the result of the Company's restructuring activities. The paramount objective of that effort was to streamline overall operations and redirect corporate resources toward improving the Company's core maintenance and supplies division operations and management. Consequently sales and marketing became a casualty of this redirected focus and accordingly, expenditures in this area were significantly reduced. Now that operational and management changes are largely in place and the attendant infrastructure improved, management is concentrating on implementing and significantly supporting the sales and marketing plans that have been heretofore on hold.

Other Income (Expense)

  Other Income (Expense)                            2002              2001
------------------------------------------------------------------------------
     Interest expense                          $   (140,883)      $  (158,921)
     Other                                          (35,428)            5,782
------------------------------------------------------------------------------
        Total                                  $   (176,311)      $  (153,139)
------------------------------------------------------------------------------

Interest costs declined in 2002 by 11% mainly because of the absence of investment "sweeteners" that were paid in 2001 to secure funding. No such charges were incurred in 2002, although additional debt of $69,000 was incurred by the during 2002. Also contributing to the decline in interest cost is the Company's decision in 2001 to discontinue granting stock incentives to lenders for debt funding.

Liquidity and Capital Resources

The following table sets forth selected financial condition information as of December 31, 2002 compared to December 31, 2001:

Balance Sheet                                       2002               2001
-------------                                       ----               ----
   Working Capital                              $(1,007,838)       $(1,129,210)
--------------------------------------------------------------------------------
   Total Assets                                    1,205,944          1,208,027
--------------------------------------------------------------------------------
   Debt Obligations                                  985,310           952,851)
--------------------------------------------------------------------------------
   Shareholders' (Deficit)                        $(530,543)         $(566,837)
--------------------------------------------------------------------------------

While operationally things have improved since 2001, liquidity and financing continued to be a problem during 2002. Total costs continued to exceed revenues throughout the first five months of 2002; however, in the last month of the second quarter revenues exceeded costs and contributed to a pre-tax profit in the second quarter of 2002. The Company remained profitable through the remainder of the year. Management expects cash flows to continue to improve through 2003. Short-term obligations remained consistent with their year-end 2001 levels. This is a primary reason for the decline in the Company's current ratio at December 31, 2002 to 0.42% compared to 0.44% at December 31, 2001.

During the last quarter of 2001 cash flow improved significantly with the addition of new maintenance business. Monthly cash deficiencies during the first quarter remained at approximately $25,000 versus the $85-$100,000 a month negative cash flow throughout most of 2001. By the end of June 2002, however, monthly cash flow had turned positive for the first time in two and half years. Management believes that cash flow should continue to improve with additional new business pending and the Company's pursuit of additional funding opportunities intended to recapitalize the Company.

In March 2001 the Company and holders of four of the Company's notes payable that were due in March and September of 2001 entered into Note Deferral and Extension Agreements wherein each note holder agreed to defer all principal payments until July 15, 2001. The Company agreed to make a twenty-five percent (25%) principal payment to each note holder on July 15, 2001. The notes' due dates were subsequently extend to July 15, 2002, but by that date the Company was unable to make the scheduled partial principle payments or commence making level monthly principal and interests payments over the remaining twelve-month period of the notes. As part of the agreement, the Company also agreed to increase the interest rates of the notes from their stated twelve to fourteen percent (12% to 14%) to eighteen percent (18%). The Company has continued to make timely monthly interest payments to the note holders. Further the Company is in communication with the note holders and believes it will be able to restructure or renegotiate the terms in a manner that will not adversely impact the Company's continuing operations. The Company is also engaged in negotiations with other lenders and investors for the acquisition of outside financing in case it is not able to satisfactorily restructure the debt of the present note holders.

At September 30, 2002, the Company had accrued approximately $47 thousand of unpaid payroll taxes, interest and penalties due the IRS. At the end of June 2002, the Company submitted required documentation in support of its "Offer In Compromise" previously filed in 2001 to the IRS. Management believes the Company will be able to successfully liquidate this liability and that the ultimate outcome will not have an adverse impact on the Company's financial position or results of operations.

Employees

     At December 31, 2002, the Company employed thirty-four (34) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relation with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

     In February 2003 at a meeting of the Board of Directors, Thomas E. Glasgow was terminated as the acting Chief Operating Officer of the Company and Jerry Washburn resigned as President and Chief Executive Officer of the Company but both retained their Directorships of the Company. Mr. Glasgow was terminated as an officer for cause because of violations of certain provisions of his employment agreement with the Company. Michael L. Hirschey was appointed as Chief Executive Officer of the Company and Len Ksobiech was appointed as the Company's Chief Financial Officer.

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

                          Independent Auditor's Report


To the Stockholders and Board of Directors of OneSource Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of OneSource Technologies, Inc. as of December 31, 2002 and related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OneSource Technologies, Inc. as of December 31, 2002, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.



/s/  Epstein, Weber & Conover, P.L.C.
-------------------------------------
Scottsdale, Arizona
February 6, 2003

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2002
--------------------------------------------------------------------------------


ASSETS

CURRENT ASSETS:
    Cash                                                       $    55,267
    Accounts receivable, net of allowance for
        doubtful accounts of $10,630                               450,429
    Inventories                                                    207,672
    Other current assets                                            10,504
                                                               -----------
        Total current assets                                       723,872
                                                               -----------

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $ 177,025                                       103,783

GOODWILL                                                           235,074

DEFERRED INCOME TAXES                                              140,187

OTHER ASSETS                                                         3,028

                                                               -----------
TOTAL ASSETS                                                   $ 1,205,944
                                                               ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                           $   188,428
    Accrued expenses and other liabilities                         362,377
    Deferred revenue                                               200,371
    Bank line of credit                                             50,000
    Current portion of debt                                        930,534
                                                               -----------
         Total current liabilities                               1,731,710
                                                               -----------

INSTALLMENT NOTES - LONG-TERM PORTION                                4,776

                                                               -----------
TOTAL LIABILITIES                                                1,736,486
                                                               -----------

STOCKHOLDERS' DEFICIT
    Preferred Stock, $.001 par value, 1,000,000
        shares authorized, none issued -
    Common Stock, $.001 par value, 50,000,000
        shares authorized, 26,853,317 -
        issued and outstanding at December 31, 2002                 26,853
    Paid in capital                                              2,703,794
    Accumulated deficit                                         (3,261,190)
                                                               -----------
                                                                  (530,543)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $ 1,205,944
                                                               ===========

                 The accompanying notes are an integral part of
                                 this statement.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 & 2001
--------------------------------------------------------------------------------
                                                                2002             2001
                                                             ------------    ------------
REVENUE, net                                                 $  2,958,871    $  2,774,947
COST OF REVENUE                                                 1,928,071       1,854,820
                                                             ------------    ------------
     Gross Profit                                               1,030,800         920,127

GENERAL AND ADMINISTRATIVE EXPENSES                               816,953       1,319,877
SELLING AND MARKETING EXPENSES
                                                                   21,923         156,396
                                                             ------------    ------------
         Operating Income (Loss)                                  191,924        (556,146)

OTHER INCOME (EXPENSE):
  Interest expense                                               (140,883)       (158,921)
  Other income (expense)
                                                                  (35,427)          5,782
                                                             ------------    ------------
         Total other expense                                     (176,310)       (153,139)

                                                             ------------    ------------
INCOME(LOSS) BEFORE EXTRAORDINARY ITEMS, DISCONTINUED
                                                                   15,614        (709,285)
          OPERATIONS AND INCOME TAXES

EXTRAORDINARY ITEMS:
  Gain on extinguishment of debt, no income tax effect
                                                                      -            62,650
  Loss from default of subscription receivable
                                                                      -          (800,000)
                                                             ------------    ------------
  Total extraordinary items
                                                                      -          (737,350)
                                                             ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                           15,614      (1,446,635)


DISCONTINUED OPERATIONS:
  Loss from discontinued operations of integration segment
                                                                      -           (73,260)
                                                             ------------    ------------
NET INCOME (LOSS)                                            $     15,614    $ (1,519,895)
                                                             ============    ============
EARNINGS PER SHARE :
         Basic, before extraordinary items and loss from
         discontinued operations                             $       **      $      (0.03)
           Extraordinary items                                        n/a    $      (0.04)
           Loss from discontinued operations                          n/a            **
                                                             ------------    ------------
           Net income (Loss)                                 $       **      $      (0.07)

                                                             ============    ============

         Diluted, before extraordinary items and loss
         form discontinued operations                        $       **      $      (0.03)
           Extraordinary items                                        n/a    $      (0.04)
           Loss from discontinued operations                          n/a            **
                                                             ------------    ------------
           Net income (loss)                                 $       **      $      (0.07)

                                                             ============    ============
Weighted Average Shares Outstanding:
     Basic                                                     25,705,509      22,045,674
     Diluted                                                   25,705,509      22,045,674

   **Less than $0.01 per share

              The accompanying notes are an integral part of these
                              financial statements.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------
                                                                         Stock
                                              Common Stock            Subscription       Paid-in       Accumulated
                                         Shares           Amount       Receivable        Capital         Deficit          Total
                                       ------------    ------------    ------------    ------------    ------------    ------------
                                         17,525,566    $     17,526    $   (806,250)   $  1,784,104    $ (1,756,909)   $   (761,529)
BALANCE, DECEMBER 31, 2000
                                       ------------    ------------    ------------    ------------    ------------    ------------

  Stock issued for services                 961,667             962             -            61,213             -            62,100
  Stock issued to employees                 500,000             500             -            62,817             -            63,317
  Stock issued for note conversions         936,667             937             -            14,063             -            15,000
  Receipt of service for stock
   subscription                                 -               -             6,250             -               -             6,250
  Stock subscription write-off                  -               -           800,000             -               -          (800,000)

  Shares returned per rescission
  agreement                              (1,016,666)         (1,018)            -          (121,841)            -          (122,859)

  Previously unissued shares, issued      6,056,083           6,056             -           884,648             -           890,704
  in 2001

  Net loss                                      -               -               -               -        (1,519,895)            -

                                       ------------    ------------    ------------    ------------    ------------    ------------
                                         24,963,317    $     24,963    $        -      $  2,685,004    $ (3,276,804)   $   (566,837)
BALANCE, DECEMBER 31, 2001
                                       ------------    ------------    ------------    ------------    ------------    ------------

  Stock issued for services               1,800,000           1,800             -            18,700             -            20,500

  Stock issued for note conversion           90,000              90             -                90             -               180

  Net income                                    -               -               -               -            15,614          15,614
                                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2002               26,853,317    $     26,853    $        -      $  2,703,794    $ (3,261,190)   $   (530,543)
                                       ============    ============    ============    ============    ============    ============

                           The accompanying notes are
                 an integral part of these financial statements.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
FOR THE YEARS ENDED DECEMBER 31, 2002 & 2001
--------------------------------------------------------------------------------



                                                                                2002           2001
                                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $    15,614    $(1,519,895)
    Adjustments to reconcile net income (loss) to
       net cash used in operations -

         Extraordinary gain                                                         -          (62,650)
         Rescision of stock subscription agreement                                  -          (39,660)
         Loss from discontinued operation                                           -           73,260
         Loss on disposal of fixed assets                                        24,494            -
         Depreciation and amortization                                           69,639         69,359
         Amortization of deferred financing costs                                   -           99,979
         Stock issued for services                                               20,500         68,350
         Stock issued as incentives to employees                                    -           63,317
         Stock subscription write-off                                               -          800,000
         Changes in assets and liabilities:
              Accounts receivable                                              (138,434)       (55,973)
              Inventory                                                           1,373          1,286
              Other current assets                                               13,548         (8,052)
              Other assets                                                       (1,705)           -
              Accounts payable                                                 (147,397)        (2,613)
              Accrued expenses and other liabilities                             36,149         75,708
              Deferred revenue                                                   60,745         (4,465)
                                                                            -----------    -----------
                     Net cash used in continuing operating activities           (45,475)      (442,049)
                                                                            -----------    -----------
                     Net cash used in discontinued operating activities             -          (48,812)
                                                                            -----------    -----------
                      Net cash used in operating activities                     (45,475)      (490,861)
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                     (5,269)       (18,622)
         Proceeds from disposal of equipment                                      5,500          8,219
                                                                            -----------    -----------
                      Net cash provided by (used in) investing activities           231        (10,403)
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on bank lines of credit                                                -         (100,913)
    Cash proceeds from borrowings                                                   -          479,290
    Proceeds from notes payable                                                  69,000            -
    Principal payments on notes payable                                         (43,922)       (13,161)
                                                                            -----------    -----------
                      Net cash provided by financing activities                  25,078        365,216
                                                                            -----------    -----------

NET DECREASE IN CASH                                                            (20,166)      (136,048)

CASH, beginning of year                                                          75,433        211,481
                                                                            -----------    -----------
CASH, end of year                                                           $    55,267    $    75,433
                                                                            ===========    ===========

                 The accompanying notes are an integral part of
                           these financial statements.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------
                                                                        2002       2001
                                                                      --------   --------
SUPPLEMENTAL CASH FLOW INFORMATION

    Interest Paid                                                     $ 44,208   $ 58,952
                                                                      ========   ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    Common stock issued for services                                  $ 20,500   $131,667
                                                                      ========   ========

    Common stock issued for note conversion                           $    180   $ 15,000
                                                                      ========   ========

    Debt extinguished in exchange for property                        $ 12,771   $    -
                                                                      ========   ========

    Accounts payable conversion to debt                               $ 20,334   $    -
                                                                      ========   ========

    Assumption of debt                                                $    -     $  7,007
                                                                      ========   ========

                 The accompanying notes are an integral part of
                           these financial statements.

ONESOURCE TECHNOLOGIES, INC.
NOTES TO CONOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

1.   ORGANIZATION AND BASIS OF PRESENTATION

     OneSource Technologies, Inc. (the "Company") is a technology infrastructure maintenance and supplies distribution company. Service work is performed pursuant to renewable term contracts and on-call relationships with customers. The Company's customers are primarily in banking and retail businesses located in the western and southwestern United States.

     The accompanying consolidated financial statements represent the financial position and results of operations of OneSource Technologies, Inc., and its two wholly owned subsidiaries, Cartridge Care, Inc. and Net Express, Inc. All significant intercompany balances and transactions have been eliminated.

     While the Company has returned to operational profitability, it continues to have a working capital deficiency of approximately $1,000,000 at December 31, 2002. In addition, the Company is in default on certain of its notes payable obligations. The Company intends to restructure much of the outstanding debt. Approximately $300,000 of the debt outstanding at December 31, 2002 is held by individuals or entities that have an equity stake in the Company. Management believes that these individuals and entities have an interest in assisting in the Company's long-term viability and will respond positively to debt restructuring. However, there can be no assurances that the debt will be restructured.

     The Company has an obligation of $560,000 to a single creditor. The Company has communicated to the creditor its desire to restructure and settle the obligation. Settlement discussions have included conversion of the debt to equity. However, no agreement has been made. Enforcement of the original debt provisions by this creditor could have a significant adverse effect on the Company's cash flow and liquidity.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash:
     -----
     Cash includes all short-term highly liquid investments that are readily convertible to known amounts cash and have original maturities of three months or less.

     Inventories:
     ------------
     Inventories consist primarily of used equipment, new and used parts and supplies and are stated at the lower of cost (specific identification) or market. Cartridge Care inventories consist of raw materials and finished goods consisting of remanufactured toner cartridges. Cartridge Care inventories are stated on a FIFO basis.

     Property and equipment:
     -----------------------
     Property  and  equipment  is  recorded  at  cost  and   depreciated   on  a
     straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years.

     Goodwill:
     ---------
     Goodwill reflects the cost in excess of the fair values assigned to the underlying net assets of Cartridge Care as of its acquisition date. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The Company believes that there has been no impairment of the carrying value of goodwill of $235,074 as of December 31, 2002. Amortization expense of $16,516 was recorded for the year ended December 31, 2001.

     Revenue recognition:
     --------------------
     The Company recognizes revenue on service contracts pro rata over the term of the contract or when the service is performed pursuant to terms of agreements with customers. Sales of parts and equipment are recognized when shipped or installed. Deferred revenue is recorded for advanced billings and cash receipts prior to revenue recognition under terms of certain service contracts.

     Income taxes:
     -------------
     The Company provides for income taxes in accordance with the provisions of SFAS No. 109, Accounting For Income Taxes, which among other things, requires that the recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements.

     Advertising:
     ------------
     The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2002 and 2001 were $3,656 and $32,060, respectively.

     Financial instruments:
     ----------------------
     Financial instruments consist primarily of accounts receivable, accounts payable, accrued expenses and short-term debt. The carrying amount of accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value due to the short-term maturities of those instruments.

     Net income per share:
     ---------------------
     Net income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed giving effect to the impact of outstanding stock options.

     Use of estimates:
     -----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based compensation:
     -------------------------
     SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The pro forma effect of the fair value method is discussed in
     Note 12.

     Impairment of long-lived assets:
     --------------------------------
     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

3.   INVENTORIES

     Inventories  consisted  of the  following  at December  31,  2002:

     Finished goods                      $ 30,437
     Parts and supplies                   174,725
     Raw materials                         19,752
     Less reserve for obsolescence        (17,242)
                                        ----------
                               Total    $ 207,672
                                        ==========

     There are slow-moving inventories, which consist primarily of parts removed from whole equipment items and stored until needed for future jobs. Costs are allocated to these items as components of the larger piece of equipment from which they were removed. Much of this inventory has been allocated minimum costs and management believes the net realizable value of these items exceeds their carrying value.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2002:

     Equipment                                $ 113,785
     Furnitiure and fixtures                    108,653
     Vehicles                                    18,863
     Leasehold improvements                      39,507
                                             -----------
                          Total                 280,808
     Less: accumulated depreciation            (177,025)
                                             -----------
                          Total, net          $ 103,783
                                             ===========

     Depreciation expense for the years ended December 31, 2002 and 2001 was $69,639 and $52,843, respectively.

5.   NOTES PAYABLE

     Notes payable consist of the following at December 31, 2002:

     Installment notes payable, collateralized by vehicles,
     interest from 8% to 10% per annum, total monthly installments
       of $321 through 2004                                            $  9,575
     Investor notes payable, unsecured,  interest at 18%,
       due July 2002                                                    257,250
     Unsecured demand notes payable to investor, interest at 14%        560,000
     Unsecured demand notes payable to individuals, interest from 5%
       to 12%                                                            89,485
     Unsecured demand notes payable to director, interest at 5%          19,000
                                                                       ---------
                   Total                                                935,310
                   Less:  long term portion of installment notes         (4,776)
                                                                       ---------
                   Total current portion of debt                       $930,534
                                                                       =========

     The Company is in default on note payable obligations totaling $905,000 at December 31, 2002, but is attempting to restructure these notes. Accrued interest associated with these notes totaled approximately $129,000 at December 31, 2002. See Note 1 for further discussion.

     During 2002, a management employee purchased a Company owned vehicle by assuming the remaining obligation of $12,771, which approximated the fair value of the vehicle. Also during 2002, the Company converted expense reimbursements owed a management employee and director totaling $19,000 to a note payable bearing interest at 5%.

6.   INCOME TAXES

     The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes, and recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is provided for the portion of net deferred tax assets that are not more likely than not to be realized. The provision for income taxes for the years ended December 31, 2002 and 2001 consisted of the following:

                                                         2002           2001
                                                     -----------    -----------
     Current tax provision (benefit)                   $ (1,988)    $ (556,766)

     Deferred tax provision (benefit)                     1,988        556,766
                                                     -----------    -----------
                                            Total      $     -      $       -
                                                     ===========    ===========

     Deferred tax assets of $1,294,769 at December 31, 2002 consist primarily to federal net operating loss carry-forwards of $2,941,000 and state net operating loss carry-forwards of $1,795,000. The carry-forwards expire from 2004 through 2022. The remainder of the deferred tax assets relate to allowances on accounts receivable and inventories and a contingent accrual related to the winding up of Net Express. A deferred tax liability of $17,642 related book and tax differences for goodwill and property and equipment exists at December 31, 2002. The net deferred tax asset of $1,273,000 at December 31, 2002 is substantially offset by a valuation allowance of $1,132,000. The valuation allowance decreased by $57,000 in 2002.

     There was no income tax effect allocated to the net extraordinary loss for the year ended December 31, 2001 as any potential income tax benefit was fully offset by an increase to the valuation allowance.

     Reconciliation of the effective tax rates to the statutory rates in effect during the years ended December 31 are as follows:

                                                2002                 2001
                                             $        %           $         %
                                         ----------------   -------------------
     Federal                             $ 2,342     15%     $(516,764)   (34%)
     State                                   937      6%       (98,793)  (6.5%)
     Change in valuation allowance and    (4,534)   (29%)      601,099   39.5%
       expiration of state NOLs                                      -      0%
     Miscellaneous                         1,255      8%        14,458      1%
                                         ----------------   -------------------
                                         $    -       0%      $      -      0%
                                         ================   ===================

7.   LEASES

     The Company leases certain of its facilities under long-term operating leases. Rent expense under these leases was $104,993 and $113,130 for the years ended December 31, 2002 and 2001, respectively. Future minimum annual lease payments under these agreements are as follows for the years ended December 31:

             2003          $ 123,278
             2004            120,245
             2005             27,251
                           ---------
                  Total    $ 270,774
                           =========

     The Company had several capital leases, all of which expired during the year ended December 31, 2002. Interest expense associated with these leases for the years ended December 31, 2002 and 2001 was not significant.

8.   CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company's accounts receivable potentially subject the Company to credit risk. Approximately 70% of the accounts receivable balance at December 31, 2002 is due from two customers. In addition, approximately 61% of the Company's revenue was generated from two customers for the year ended December 31, 2002 with the largest customer accounting for 57%. For the year ended December 31, 2001, approximately 57% of the Company's total revenues were derived from five customers, with the largest customer contributing approximately 44%.

9.   EMPLOYEE BENEFIT PLAN

     The Company provided benefits through a 401(K) plan for all full time employees who have completed six months of service and are at least 21 years of age. Employer contributions to the plan are at the discretion of the Board of Directors. The Company made no contributions to the plan for the years ended December 31, 2002 and 2001.

10.  COMMITMENTS AND CONTINGENCIES

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

     The Company is involved in another dispute with a former owner of Cartridge Care wherein this individual is seeking repayment from the Company for $95,000 for amounts he allegedly incurred under a loan guarantee granted to a bank and associated legal fees he incurred. The Company is disputing this claim and has offered to settle this matter for $35,000 and has accrued $50,000 related to this matter. The ultimate outcome of this matter is uncertain; however, management believes that the existing accrual of $50,000 will be sufficient to cover any ultimate settlement.

     The Company has accrued delinquent payroll taxes, penalties and interest of approximately $48,513 at December 31, 2002 of which about $22,000 represents taxes due. In July 2002 the Company filed an Offer in Compromise with the IRS wherein it asked the IRS to waive all remaining penalty and interest. The IRS rejected this offer, however, the Company believes the IRS erred in its conclusions and intends to appeal this decision. The ultimate outcome of this matter is uncertain, however, the Company has accrued the outstanding liability so the ultimate outcome will not have an adverse impact on the Company's financial position or results of operations.

     The Company has entered into a dispute with the former owner of Net Express. The dispute relates to certain transactions entered into by the former owner on behalf of Net Express without appropriate Company management approval. Management believes that all obligations have been recorded and that this obligation will ultimately be transferred back to the former owner.

     The Company has entered into a dispute with an investment firm related to funds loaned to the Company and the Company's common stock subscribed by the investment firm and one of its related entities. The investment firm is claiming that it loaned the Company $25,000 that is due by the Company. The Company claims that the loan was repaid in the form of common stock issued to the investment firm's related entity. The Company believes that it has adequate defense against the claim made by the investment firm.

11.  BUSINESS SEGMENTS

     The Company's revenues are derived from two closely related and complimentary service and product segments, 1) renewable contract equipment maintenance services, and 2) value added equipment supply distribution. The following table sets forth the operating contributions of each segment for the years ended December 31, 2002 and 2001:

                                                    2002
                                 Mainetnance      Supplies        Total
                           ------------------------------------------------
Revenues                         $ 2,137,754    $ 821,117      $ 2,958,871
Operating income(loss)               170,107       23,818          193,925
Depreciation                          59,480       10,159           69,639
Interest expense                     139,891          992          140,883
Capital additions                      5,629            -            5,629
Goodwill                                   -      235,074          235,074
Total assets                         770,857      435,087        1,205,944

                                                   2001
                                 Maintenance      Supplies        Total
                           ------------------------------------------------
Revenues                         $ 1,872,471    $ 902,476      $ 2,774,947
Operating income(loss)              (881,104)      95,796         (785,308)
Depreciation                          46,109       23,250           69,359
Interest expense                     152,218        6,703          158,921
Capital additions                     14,958        3,664           18,622
Goodwill                                   -      235,074          235,074
Total assets                         796,619      411,408        1,208,027

12.  STOCKHOLDER'S DEFICIT

     Shares issued to employees and others for services are valued based on the fair value of the stock issued and/or the service rendered. Other non-monetary common stock transactions were valued at the trading price of the stock at the date of the transactions. The following table shows the number of shares issued, the amount recorded as expense and basis of valuation for shares issued for services in the years ended December 31, 2002 and 2001.

                          Shares      Value
   Description            Issued    Per Share            Valuation Basis
----------------------   --------   ----------    ------------------------------
2002
----
   Issued for services   1,800,000    $ 0.01      Stock price at commitment date

2001
----
   Issued for services     961,667    $ 0.07      Stock price at commitment date

   Issued for employee     500,000    $ 0.13      Stock price at commitment date
     compensation

     Shares issued for services during the year ended December 31, 2002 were issued in five separate transactions and include 1,500,000 shares issues to Directors for board service. The weighted average price at the dates of the transactions was $0.01 per share. In 2001 shares issued for services were issued in eleven separate transactions with non-affiliates at a weighted average price at the dates of the transactions of $0.07 per share.

     During the year ended December 31, 2001, the Company issue shares to employees in five separate transactions with a weighted price at the date of the transactions of $0.13 per share. There were no shares issued to employees during the year ended December 31, 2002.

     Additionally, in the years ended December 31, 2002 and 2001, the Company issued 90,000 and 936,667 shares, respectively, in converting obligations for $15,000 and $180,000, respectively.

13.  INCOME (LOSS) PER SHARE

     The following presents the computation of basic and diluted earnings per share from continuing operations:

                                                   2002                                            2001
                                        Net                      Per                Net                           Per
                                       Income      Shares       Share               Loss           Shares         Share
                                    ----------------------------------       ------------------------------------------
Net income  (loss)                     $ 15,614                                 $ (1,519,895)
Extraordinary items                           -                                      737,350
Discontinued operations                       -                                       73,260
                                    -----------                              ----------------
Income(loss) from
   continuing operations               $ 15,614                                   $ (709,285)
                                    ===========                              ================
Basic income (loss) per share
Income (loss) available to common
   stockholders                        $ 15,614   25,705,509       **             $ (709,285)    22,045,674      $ (0.03)

Effect of dilutive securities            N/A         N/A                            N/A             N/A
Diluted income (loss) per share        $ 15,614   25,705,509       **             $ (709,285)    22,045,674      $ (0.03)
                                    ===========                              ================

** Less than $0.01 per share

     Stock options to purchase 3,255,000 and 2,700,000 shares of common stock were outstanding at December 31, 2002 and 2001 respectively. These securities were excluded from the computation of diluted earnings per share in for the years ended December 31, 2002 and 2001 because the effect of their inclusion would be anti-dilutive.

14.  STOCK OPTIONS

     The Company issues stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". All stock options granted in the year2 ended December 31, 2002 and 2001 had exercise prices at or higher than the quoted market price of the Company's common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's net income
     (loss) and income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                    2002           2001
                                                 ---------     ------------
     Net income (loss) - as reported             $ 15,614      $(1,519,895)
     Net income (loss) - pro forma               $ (2,611)     $(1,583,675)
     Net income (loss) per share - as reported         **      $     (0.07)
     Net income (loss) per share - pro forma           **      $     (0.07)

** Less than $0.01 per share


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

                                            2002              2001
                                            ----              ----
            Dividend yield                  None              None
            Volatility                      6.741            6.963
            Risk free interest rate         5.32%            4.18%
            Expected life                  5 years         2.5 years

     In 2000, the Company's stockholders approved a Long-Term Incentive plan that reserves 1,000,000 shares of the Company's common stock for employee stock based incentive plans. The 1,000,000 shares reserved under the 2000 employee option plan are set set-aside for rank and file employees. The board of directors has discretion to grant options to officers and directors in addition the Long-Term Incentive Plan.

     During the year ended December 31, 2002 and 2001, the Company granted 555,000 and 2,000,000 options respectively to certain directors and key employees. The 2001 options vested immediately and the 2002 options vest over one year. The 2002 options were granted at an exercise price of $0.02 per share and the 2001 options at $0.03 per share, the fair market value of the underlying shares on the dates of grant for both grants. The 2002 options expire upon employee termination and the 2001 options expire 36 months from date of grant. The summary of activity for the Company's stock options is presented below:

                                                                              Weighted                    Weighted
                                                                               Average                    Average
                                                                              Exercise                    Exercise
                                                                 2002           Price         2001         Price
                                                                 ----           -----         ----         -----
      Options outstanding at beginning of year                    2,700,000     $ 0.16        700,000      $ 0.55
      Granted                                                       555,000     $ 0.02      2,000,000      $ 0.03
      Exercised                                                         -0-                       -0-
      Terminated/Expired                                                -0-                       -0-
      Options outstanding at end of year                          3,255,000     $ 0.14      2,700,000      $ 0.16
      Options exercisable at end of year                          2,700,000     $ 0.16      2,700,000      $ 0.16
      Options available for grant at end of year                    445,000                 1,000,000
      Price per share of options outstanding                     $0.02-$.55                $0.03-$.55
      Weighted average remaining contractual lives               2.78 years                2.78 years
      Weighted average fair value of options granted                  $0.02                     $0.03
      during the year

15.  EXTRAORDINARY ITEMS

     Default of Subscription Receivable

     In 1999 the Company entered into a transaction with two investment firms wherein it issued 2,624,672 shares of its common stock (1,312,336 shares to each) in return for two notes receivable in the principal amount of $400,000 and interest of 6% per annum. As part of the transaction the investment firms were engaged to assist the Company in building a public market for its then newly listed common stock. The investment firms agreed to repay the notes and interest from the proceeds of selling certain of their shares of stock in the open market. The notes' original 2000 due dates were extended to 2001 but when presented for collection the investment firms defaulted. The wrote off the notes, resulting in a loss of $800,000 in the year ended December 31, 2001. There is no income tax effect on this transaction because any income tax benefit has been offset by an equal valuation allowance.

     Debt Forgiveness Income

     In November 2001 an investor and the Company agreed to rescind a stock subscription agreement wherein the Company was to issue shares of Common Stock in exchange for a) the conversion of a note due the investor in the amount of $67,901 and b) for certain debt placement fees related to debt contributed by the investor to the Company. The Company recorded income of $62,650 during the year ended December 31, 2001 related to this transaction.

16.  DISCONTINUED OPERATIONS

     In April 2001 the Company discontinued the operations of Net Express, Inc., its integration subsidiary, and moved to dispose of the net assets of that business, which management anticipates completing in 2003. The Company anticipates abandoning the remaining assets and negotiating the liabilities through an orderly liquidation or through bankruptcy. No operations were conducted in the subsidiary during the years ended December 31, 2002 or 2001.

     Discontinued assets are carried at their expected net realizable values and liabilities at their face values. At December 31, 2002, Net Express, Inc. had no assets and its only liability was a $48,459 obligation to its former owner.

                                   * * * * * *

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons:

Executive Officers and Directors


     Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company who served during the year 2002.


                                                              Position(s) with
      Name                          Age                           Company
--------------------                ---                   ----------------------
Donald E. McIntyre                  78                        Chairman
Michael L. Hirschey                 47                        CEO and Director
Jerry M.  Washburn                  59                        Director
Thomas E. Glasgow                   48                        Director


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

     In January 2002, Donald E. McIntyre was appointed to the Board as an outside Director to fill the vacancy of Donald C. Gause.

     In January 2003 Michael L. Hirschey was appointed to the Board to fill the vacancy of Norman E. Clarke.

     In February 2003 at a meeting of the Board of Directors, Thomas E. Glasgow was terminated as the acting Chief Operating Officer of the Company and Jerry Washburn resigned as President and Chief Executive Officer of the Company but both retained their Directorships of the Company. Mr. Glasgow was terminated as an officer for cause because of violations of certain provisions of his employment agreement with the Company. Michael L. Hirschey was appointed as Chief Executive Officer of the Company replacing Jerry Washburn.

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

     In addition to serving on the board of the Company, Mr. Glasgow also serves as a board member of the public company: Miracor Diagnostics. Donald E. McIntyre, in addition to his service on the OneSource Board, also serves on the Board of Directors of Cragar Industries, Inc., a public company as well as a number of private Boards.

Family Relationships

     There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

     Donald E. McIntyre joined the Company's Board of Directors as an outside Director in January 2002. In addition to his position on the Company's Board, Don sits as an outside director on the board of directors of another public company (Cragar Industries, Inc.) and the boards of three private corporations. For the past five years Don has been the principal of McIntyre Investment Companies, Inc. Don is presently the CEO and Chairman of the AmeriFirst Foundation and has been the CEO of four other companies leading to his extensive business and corporate governance experience. As a former CEO his expertise focuses on finance, operations and governance. McIntyre holds a BS in Business from Iowa State University. In addition to attending Drake Law School and the Michigan State University School of Organizational Management, Don has had a long association with the Business College at Arizona State University and is the founder of the McIntyre Center for Corporate Governance at that university.

     Michael Hirschey joined the Company in 2003 and has over twenty years experience in senior management positions. During 2001 and 2002 Michael has been the CEO of Cooper-Software Company and prior to that was the principal of Resurrence, Inc., a management consulting professional services firm. Mr. Hirschey, founder and principal of Partners Resource Management, Inc., brings over twenty years of experience in enterprise management, business and product development and sales and marketing management. Mr. Hirschey was previously Chairman and CEO of The Partners Group, a $75M technology outsourcing and consulting company. After Partners was acquired by SCB Technologies, Hirschey served as SCB's Executive Vice-president for Consulting and Outsourcing. He has successfully led the resurgence of a Fortune 500 organization, developed the foundation for and taken public a company which now consistently ranks among the `Top 10 Most Profitable Small Businesses in America.' Michael was also the Former Executive Vice-president and COO of Financial ERP company Jack Henry & Associates. Hirschey has a BS from Louisiana State University.

     Jerry Washburn has been the CEO and president of the Company for the past five years and has many years of financial and administrative experience in a variety of business situations. Jerry, a CPA, spent ten (10) years with Arthur Andersen & Co., LLC where among other things he managed two (2) of that firm's Fortune 200 audit clients. Following Andersen, Mr. Washburn served as President of Total Information Systems, Inc., ("TIS") for eight (8) years, during which time he successfully guided this vertical market computer software company from its inception and startup through eventual sale in 1989. At the time of its sale TIS had over three hundred (300) customer installations in forty-one (41) states and five provinces. Prior to joining the Company, he worked for a number of closely held business owners as an advisor on a variety of financial and operational matters. Mr. Washburn is presently a partner in the Phoenix office of the national firm of Tatum CFO Partner, LLP. Mr. Washburn has a BS degree in Accounting from Brigham Young University.

     Thomas Glasgow joined the Company in 2001 and or the past two years was the acting COO of the Company. Prior thereto Glasgow was the President of Tradesolutions, Inc., a software company based in Chicago. Glasgow was instrumental in leading successful turnarounds at several companies in the three previous years. An alumnus of the United States Marine Corps (Captain) and Vice President of Federal Express Corporation, Glasgow is a graduate of the University of Illinois with BS in Criminology and holds an MBA degree from the Kellogg School of Management - Northwestern University.

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

                                                                             Long-Term Compensation

                                        Annual Compensation             Awards       Payouts         Other

                                                                      Restricted    Number of
                                 Fiscal                                 Stock       Securities/      LTIP     All Other
     Name & Position              Year    Salary    Bonus   Other      Awards          SARs        Payments   Compensation
---------------------------------------------------------------------------------------------------------------------------
Thomas E. Glasgow, Chair         2002    $60,000    $0.00  $  0.00      $  0.00       None          $0.00        $0.00
                                 2001    $60,000    $0.00  $  0.00      $51,000     1,700,000       $0.00        $0.00
                                 2000    $  0.00    $0.00  $  0.00      $  0.00     $    0.00       $0.00        $0.00

Jerry M. Washburn,               2002    $48,000    $0.00  $  0.00      $  0.00       None          $0.00        $0.00
      CEO                        2001    $83,000    $0.00  $  0.00      $ 6,000       200,000       $0.00        $0.00
                                 2000    $93,776    $0.00  $  0.00      $  0.00       None          $0.00        $0.00
                                 1999    $51,000    $0.00  $  0.00      $60,000       200,000       $0.00        $0.00

Ford L. Williams (former CFO)    2001    $30,000    $0.00  $  0.00      $ 8,400       200,000       $0.00        $0.00
                                 2000    $30,000    $0.00  $  0.00      $  0.00       None          $0.00        $0.00


Donald C. Gause,  Director       2001    $  0.00    $0.00  $  0.00      $ 3,000       100,000       $0.00        $0.00
(former Secretary and            2000    $24,921    $0.00  $  0.00      $  0.00       None          $0.00        $0.00
Treasurer)                       1999    $46,200    $0.00  $  0.00      $75,000       250,000       $0.00        $0.00

William B. Meger,                2000    $ 5,308    $0.00  $  0.00      $  0.00       None          $0.00        $0.00
Director  and sales person       1999    $24,792    $0.00  $  0.00      $  0.00       None          $0.00        $0.00

                                 2000    $47,917    $0.00  $  0.00      $  0.00       None          $0.00        $0.00
Maurice E. Mallette              1999    $37,500    $0.00  $  0.00      $  0.00       None          $0.00        $0.00


Daniel C. Webb                   1999     41,500    $0.00  $79,800      $  0.00       None          $0.00        $0.00
 Vice President - Sales
---------------------------------------------------------------------------------------------------------------------------

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employee.

(2) Mr. Glasgow started with the Company in January 2001 and accordingly received no compensation for the year 2000.

(3) Mr. Williams started with the Company in June 2000 and left the Company in July 2001.

(4) Gause started with the Company in June 1998 and left in May 2000. He was compensated for his Board service in the balance of 2000 and part of 2001 with a stock option award.

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

(14) In January 2001, at a meeting of the Board of Directors, the Directors elected to fill a vacancy to the Board of Directors with Thomas E. Glasgow. Subsequently, Jerry Washburn resigned his position as Chairman of the Board, but retained his positions as President, Chief Executive Officer and as a Director. Thomas Glasgow was then elected to serve as Chairman of the Board until the next annual meeting of the shareholders. See Part III, Item
     11. "Security  Ownership of Certain Beneficial Owners and Management";  and
     Part III, Item 12. "Certain Relationships and Related Transactions".

(15) In January 2003, at a meeting of the Board of Directors, the Directors elected to fill the vacancy created by the resignation of Norman E. Clark with  Michael  L.  Hirschey.  .........  See Part III,  Item 11.  "Security
     Ownership of Certain Beneficial Owners and Management";  and Part III, Item
     12. "Certain Relationships and Related Transactions".

(16) In February 2003 at a meeting of the Board of Directors, Thomas E. Glasgow was terminated as the acting Chief Operating Officer of the Company and Jerry Washburn resigned as President and Chief Executive Officer of the Company but both retained their Directorships of the Company. Mr. Glasgow was terminated as an officer for cause because of violations of certain provisions of his employment agreement with the Company. Michael L. Hirschey was appointed as Chief Executive Officer of the Company succeeding Jerry Washburn.

The following table sets forth the officers and Directors that have been granted stock options as of December 31, 2002.


                                                      % of Total Options/
                                                       SARs Granted to
                                  Options/SARs         Employees in Fiscal      Exercise or Base
       Name & Position              Granted                 Year                 Price per share    Expiration Date
-------------------------------------------------------------------------------------------------------------------
  Thomas E. Glasow (1)              200,000                 10%                     $0.03          28 December 2004
    Chairman

  Jerry M. Washburn (1)             200,000                 10%                     $0.03          28 December 2004
  CEO and Director

  Donald C. Gause (1)               100,000                  5%                     $0.03          28 December 2004
  (former Off/Dir),

  Thomas E. Glasgow(2)            1,500,000                 75%                     $0.03          28 December 2004
  Chairman

-------------------------------------------------------------------------------------------------------------------

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

Employee Contracts and Agreements

     In February 2003 at a Meeting of the Board of Directors, the Directors terminated the Employment Contract with Thomas E. Glasgow and the Company currently has no employment agreements with any of its executive officers or employees.

Key Man Life Insurance

     The Company has no Key Man Life Insurance coverage for any of its officers or directors.

Employee and Consultants Stock Option Plans

     The Company has a shareholder approved Long-term Incentive Plan that permits the execution of certain stock based incentive plans for employees and others. At December 31, 2002 no option plans had been granted pursuant to this Plan.

Compensation of Directors

     In February 2003 at a meeting of the Board of Directors of the Company, the Directors as permitted by the By-laws of the Company, set fees for the coming year for Director participation in Regular and Special meetings of the Board at $1,000 and or Director participation in Committee meetings of the Board at $250.

Item 11. Security Ownership of Certain Beneficial Owners and Management:

     The following table sets forth information as of December 31, 2002, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

----------------------------------------------------------------------------------------
Name and Address of                 Title of    Amount and Nature of       Percent of
Beneficial Owner                    Class        Beneficial Owner             Class
----------------------------------------------------------------------------------------
Jerry M. Washburn                    Common          3,400,000                12.7%

William B. Meger                     Common          3,085,772                11.5%

Blackwater Capital Partners          Common          2,937,219                10.9%


Donald E McIntyre                    Common            250,000                   1%

Thomas E. Glasgow                    Common          1,040,000                 4.0%

Michael L. Hirschey                  Common                  0                   0%

All Executive Officers and           Common          4,690,000                17.5%
Directors as a Group
(Four (4) persons)

(1) The address for each of the above is c/o OneSource Technologies, Inc., 7419 East Helm Drive, Scottsdale, AZ 85260.

(2) In January 2001, the Company entered into an employment agreement with Thomas E. Glasgow, the Company's current Chairman. The term of the agreement is for a period of two (2) years. Mr. Glasgow committed to work at least eight (8) business days per month. For such services, Mr. Glasgow is to receive an annual salary of $60,000, until such time as the Company yields positive cash flow for two (2) consecutive months. At that time, his salary will be increased to $72,000 per annum. Mr. Glasgow also received 500,000 shares of the Company's restricted common stock and an option to purchase an additional 1,250,000 shares of the Company's restricted common stock at a price of $0.19 per share. Of these options, 750,000 vested already and are exercisable for a period of five (5) years and five (5) months. Additionally, 500,000 more will vest upon the occurrence of: (i) the Company achieves positive cash flow for a period of two (2) consecutive quarters; (ii) annualized sales trending exceeds $3.2 million; or (3) the Company's sales growth exceeds by ten percent (10%) of CY annualized sales for two (2) consecutive quarters. These options are exercisable for a period of five (5) years from the date they vest. All options are extinguished in the event the Company is sold. Mr. Glasgow is also entitled to receive a commission of five percent (5%) for any single financing transaction arranged or facilitated by him in excess of $500,000, provided that the cumulative transaction fees do not exceed twelve percent (12%). In the event of a merger, amalgamation or change of control, Mr. Glasgow is entitled to a commission equal to the lesser of three percent (3%) of the value of such transaction or $100,000. For such offering, the Company relied upon the 506 Exemption and Section 14-4-140 of the Arizona Code. See
     Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In January 2001, the Company entered into indemnification agreements with Jerry M. Washburn, the Company's current President, CEO, Director and acting Secretary and Treasurer and Thomas E. Glasgow, the Company's current Chairman, wherein the Company agreed to indemnify them for their service as officers and directors of the Company in the event the need arises. See
     Part III, Item 12. "Certain Relationships and Related Transactions".

(4) In December 2001, Donald C. Gause and Norman E. Clarke resigned as Directors of the Company. Neither resigned because of a disagreement with the registrant on any matter relating to the registrant's operations, policies or practices and neither furnished the registrant with a letter requesting that the matter be disclosed. See Part III, Item 12. "Certain Relationships and Related Transactions".

(5) In December 2001, the Company's directors, at a meeting of the Board of Directors, approved the issuance of options to purchase shares of the Company's common stock. Thomas E. Glasgow, the Company's current Chairman, Jerry Washburn, the Company's current President, CEO, Director and acting Secretary and Treasurer and Donald Gause, a former Director of the Company, received options to purchase 1,700,000, 200,000 and 100,000 shares of the Company's restricted common stock at an exercise price of $0.03 per share for a period of three (3) years, respectively. The directors also rescinded approval of a previous issuance of 500,000 shares of the Company's common stock to Thomas E. Glasgow. For such offering, the Company relied upon the 506 Exemption and Section 14-4-140 of the Arizona Code. See Part III, Item
     12. "Certain Relationships and Related Transactions".

(6) In January 2001, at a meeting of the Board of Directors, the Directors elected to fill a vacancy to the Board of Directors with Thomas E. Glasgow. Subsequently, Jerry Washburn resigned his position as Chairman of the Board, but retained his positions as President, Chief Executive Officer and as a Director. Thomas Glasgow was then elected to serve as Chairman of the Board until the next annual meeting of the shareholders. See Part III, Item
     12. "Certain Relationships and Related Transactions".

(7) In January 2003, at a meeting of the Board of Directors, the Directors elected to fill the vacancy created by the resignation of Norman E. Clark with Michael L. Hirschey

(8) In February 2003 at a meeting of the Board of Directors, Thomas E. Glasgow was terminated as the acting Chief Operating Officer of the Company and Jerry Washburn resigned as President and Chief Executive Officer of the Company but both retained their Directorships of the Company. Mr. Glasgow was terminated as an officer for cause because of violations of certain provisions of his employment agreement with the Company. Michael L. Hirschey was appointed as Chief Executive Officer of the Company succeeding Jerry Washburn

     There are no arrangements which may result in the change of control of the Company.

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

     Between January 2002 and the filing of this report, 390,000 shares of the Company's restricted common stock were issued to two (2) individuals for settlement of outstanding notes payable, to one (1) individual for consulting services and the Company's legal counsel for legal services on behalf of the Company. For such issuances, the Company relied upon the 506 Exemption, Section 14-4-140 of the Arizona Code and Section 517.061(11) of the Florida Code. See
Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants.

     In January 2003, at a meeting of the Board of Directors, the Directors elected to fill the vacancy created by the resignation of Norman E. Clark with Michael L. Hirschey.

     In February 2003 at a meeting of the Board of Directors, Thomas E. Glasgow was terminated as the acting Chief Operating Officer of the Company and Jerry Washburn resigned as President and Chief Executive Officer of the Company but both retained their Directorships of the Company. Mr. Glasgow was terminated as an officer for cause because of violations of certain provisions of his employment agreement with the Company. Michael L. Hirschey was appointed as Chief Executive Officer of the Company succeeding Jerry Washburn.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.            Description
-------------    --------------------------------------------------------------
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

10.25    [3]     Promissory Note by the Company in favor of Barry Zemel dated
                 August 29, 2000.

10.26    [4]     OneSource Technologies, Inc. Year 2001 Employee/Consultant
                 Stock Compensation Plan.

10.27    [5]     Addendum to City Market Store Equipment Maintenance Contract
                 with King Soopers dated July 15 2001.

10.28    [5]     Subcontractor Agreement with Tecniflex, Inc. dated March 9,
                 2001.

10.29    [5]     Indemnification Agreement between the Company and Jerry M.
                 Washburn dated January 3 2001.

10.30    [5]     Indemnification Agreement between the Company and Thomas E.
                 Glasgow dated January 3 2001.

10.31    [5]     Employment agreement between the Company and Thomas E. Glasgow dated January 3, 2001.

23.1     [4]     Consent of Marshall & Weber, CPA's, P.L.C.

23.2     [4]     Consent of Mintmire & Associates  (contained in the opinion filed as Exhibit 5.1)

10.32    *       Property lease amendment with EJM Development dated 01,
                 July 2002.

10.33    *       Property lease with Broadway Business Center dated
                 October 1, 2002.

10.34    *       Employment leasing agreement with Gevity HR dated
                 December 26, 2002.

99.1     *       Certification  of Disclosure by the Company's Chief Executive
                 Officer

99.2     *       Certification  of Disclosure by the Company's Chief Financial
                 Officer

[1] Filed as an exhibit to the Company Registration Statement on Form 10SB filed July 10, 2000.

[2] Filed as an exhibit to the Company's first amended Registration Statement on Form 10SB filed October 13, 2000.

[3] Filed as an exhibit to the Company's third amended Registration Statement on Form 10SB filed January 26, 2001.

[4] Filed as an exhibit to the Company's Registration Statement on Form S-8 filed July 25, 2001.

[5] Filed as an Exhibit to the Company's Annual Report on Form 10K-SB filed April 3, 2002.

(* filed herewith)

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

                                            OneSource Technologies, Inc.
                                            (Registrant)


Date: March 26, 2003                        By: /s/ Donald E. McIntyre
                                                --------------------------------
                                                Donald E. McIntyre, Chairman


                                            By: /s/ Michael L. Hirschey
                                                --------------------------------
                                                Michael L. Hirschey, Chief
                                                Executive Officer and Director


                                            By: /s/ Jerry M. Washburn
                                                --------------------------------
                                                Jerry M. Washburn, Director


                                            By: /s/ Thomas E. Glasgow
                                                --------------------------------
                                                Thomas E. Glasgow, Director


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                         Title                              Date
---------                         -----                              ----


/s/ Donald E. McIntyre            Chairman                       March 26, 2003
-------------------------
Donald E. McIntyre


/s/ Michael L. Hirschey           Chief Executive Officer        March 26, 2003
-------------------------         and Director
Michael L. Hirschey


/s/ Jerry M. Washburn             Director                       March 26, 2003
-------------------------
Jerry M. Washburn


/s/ Thomas E. Glasgow             Director                       March 26, 2003
-------------------------
Thomas E. Glasgow