Form 10QSB
period 2003-03-31
ONESOURCE TECHNOLOGIES INC
filed 2003-05-15
CIK 1118421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2003
                       --------------

Commission file no.: 000-30969
                     ---------


                          ONESOURCE TECHNOLOGIES, INC.
            ---------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         Delaware                                            65-0691963
---------------------------                                  -------------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)


        7419 East Helm Drive
        Scottsdale, Arizona                                             85260
----------------------------------------                              ----------
(Address of principal executive offices)                              (zip code)

Issuer's telephone number: (800) 279-0859
                           --------------

Securities to be registered under Section 12(b) of the Act:

   Title of each class                             Name of each exchange
                                                   on which registered
   -------------------                           -------------------------
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

     As of March 31, 2003, there were 35,853,317 shares of voting stock of the registrant issued and outstanding.

Part I.

Item 1.  Financial Statements


                          ONESOURCE TECHNOLOGIES, INC.



                     Consolidated Financial Statements as of
                             March 31, 2003 and 2002

                                   (Unaudited)

ONESOURCE TECHNOLOGIES, INC.

TABLE OF CONTENTS
-----------------

                                                                         Page
                                                                         ----

CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2003                                                       1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2003 AND 2002                                 2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THREE MONTHS ENDED MARCH 31, 2003 AND 2002                                 3

FOOTNOTES                                                                  4

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF MARCH, 2003 (UNAUDITED)

ASSETS

CURRENT ASSETS:

    Cash                                                           $   211,436
    Accounts receivable                                                251,390
    Inventories                                                        209,954
    Other current assets                                                 6,836
                                                                   -----------
        Total current assets                                           679,616
                                                                   -----------

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $ 187,427                                            94,862
GOODWILL                                                               235,074
DEFERRED INCOME TAXES                                                  140,187
OTHER ASSETS                                                             5,027
                                                                   -----------

TOTAL ASSETS                                                       $ 1,154,766
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable                                               $   159,575
    Accrued expenses and other liabilities                             346,760
    Deferred revenue                                                   203,074
    Bank line of credit                                                 50,000
    Current portion of debt                                            903,473
                                                                   -----------
         Total current liabilities                                   1,662,882
                                                                   -----------

INSTALLMENT NOTES - LONG-TERM PORTION                                    4,776

                                                                   -----------
TOTAL LIABILITIES                                                    1,667,657
                                                                   -----------

STOCKHOLDERS' DEFICIT
    Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued

    Common Stock, $.001 par value, 50,000,000 shares
        authorized, 35,853,317                                             -
        issued and outstanding at March 31, 2003                        35,853
    Paid in capital                                                  2,724,794
    Accumulated deficit                                             (3,273,538)
                                                                   -----------
                                                                      (512,891)
                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 1,154,766
                                                                   ===========

          The accompanying notes are an integral part of this statement

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDING MARCH 31 (UNAUDITED)


                                                                 YTD             YTD
                                                                 2003            2002
                                                             ------------    ------------
REVENUE, net
                                                             $    776,757    $    678,990

COST OF REVENUE                                                   480,768         490,196
                                                             ------------    ------------
           Gross Profit
                                                                  295,989         188,794

GENERAL AND ADMINISTRATIVE EXPENSES
                                                                  268,311         255,453
SELLING AND MARKETING EXPENSES
                                                                    5,230           6,605
                                                             ------------    ------------
           Operating Income (Loss)
                                                                   22,448         (73,264)

OTHER INCOME (EXPENSE)
  Interest expense                                                (34,879)        (35,109)
 Other income (expense)                                                83          (2,094)
                                                             ------------    ------------
           Total other expense                                    (34,796)        (37,202)

                                                             ------------    ------------
LOSS BEFORE INCOME TAXES                                          (12,348)       (110,467)

INCOME TAXES                                                         --              --
                                                             ------------    ------------

NET LOSS                                                     $    (12,348)   $   (110,467)
                                                             ============    ============

EARNINGS PER SHARE -

          Basic                                              $     **        $      **
          Diluted                                            $     **        $      **

Weighted Average Shares Outstanding:

           Basic                                               35,853,317      24,963,317
           Diluted                                             35,853,317      24,963,317

     **Less than $0.00 per share

          The accompanying notes are an integral part of this statement

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE MONTHS ENDED MARCH 31 (UNAUDITED)

                                                                                          2003          2002
                                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                                        $ (12,348)   $(110,467)
        Adjustments to reconcile net loss to net cash provided (used) by operations -

               Depreciation/Amortization                                                   10,402       12,736
               Stock issued to consultants for services                                    30,000         --
               Changes in assets and liabilities (net of acquisitions):
                       Accounts receivable                                                199,039       81,912
                       Inventory                                                           (2,282)      30,421
                       Other current assets                                                 3,668        1,576
                       Other assets                                                        (2,000)        --
                       Accounts payable                                                   (28,853)     (66,606)
                       Accrued expenses and other liabilities                             (15,616)      (1,166)
                       Deferred revenue                                                     2,703        1,234
                                                                                        ---------    ---------
                              Net cash (used) provided by  operating activities           184,713      (50,360)

                                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchases of property and equipment                                         (1,481)        (355)
               Proceeds from disposal of equipment                                              0        5,500
                                                                                        ---------    ---------
                                Net cash provided (used) by investing activities           (1,481)       5,145
                                                                                        ==========   =========

CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments on capital lease obligations                                      --           (672)
        Proceeds from notes payable                                                        13,334            0
        Principal payments on notes payable                                               (40,397)     (12,236)
                                                                                        ---------    ---------
                                Net cash provided (used) by financing activities          (27,063)     (12,908)
                                                                                        ---------    ---------

INCREASE (DECREASE) IN CASH                                                               156,169      (58,123)

CASH, January 1                                                                            55,267       75,433
                                                                                        ---------    ---------
CASH, March 31                                                                          $ 211,436    $  17,310
                                                                                        =========    =========

         The accompanying notes are an integral part of this statement.

ONESOURCE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE THREE MONTHS ENDED MARCH 31, 2003 and 2002

1.   BASIS OF PRESENTATION

     The Unaudited financial statements presented herein have been prepared by the Company without audit, pursuant the rules and regulations for financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 2002. In the opinion of management, these unaudited financial statements reflect all adjustments which are necessary to present fairly the financial position and results of operations of the Company for such interim period. Operating results for the interim period are not necessarily indicative of results that may be expected for the entire year

2.   RELATED PARTY TRANSACTION

     Shares issued to consultants for services in the three months ended March 31, 2003 were valued based on the fair value of the stock issued and/or the service rendered. The following table shows the number of shares issued, the amount recorded as expense and the basis of valuation for shares issued for services in the quarter ended March 31, 2003.

                            Shares     Cost per
     Description            Issued      Share           Valuation Basis
                            ---------  --------   ------------------------------
     Issued for services    9,000,000  0.01       Stock price at commitment date

Shares issued for services during the quarter ended March 31, 2003 were issued in one transaction with a weighted average share price at the commitment date of $0.01 per share. Six million of the issued shares are subject to rescission should the Company fail to reach certain performance targets. The expense and corresponding credit to stockholders' equity associated with these shares will be recorded at the time such performance targets are achieved.

3.   BUSINESS SEGMENTS

     The Company's revenues are derived from 1) renewable contracts of equipment maintenance services, and 2) value added equipment supply distribution. The following table sets forth the operating contributions of each for the three months ended March 31, 2003 and 2002:

                                        Maintenance           Supplies   Eliminations          Total
                                        -------------------------------------------------------------
                         2003
                         ----
     Revenues                              $537,179           $239,578                      $776,757
     Inter-segment sales                          0                  0            $0              $0
     Operating  income                        4,799             17,649                       $22,448
     Depreciation and amortization            7,795              2,607                       $10,402
     Interest                                34,959                (80)                      $34,879
     Property & equipment purchases           1,481                  0                        $1,481
     Total assets                        $1,391,922           $441,110     ($678,266)     $1,154,766

                         2002
                         ----
     Revenues                              $474,403           $204,587                      $678,990
     Inter-segment sales                          0                  0            $0              $0
     Operating (loss)                       (68,924)            (4,340)                     ($73,264)
     Depreciation and amortization           10,217              2,519                       $12,736
     Interest                                35,023                 86                       $35,109
     Property & equipment purchases             355                  0                          $355
     Total assets                        $1,324,744           $398,285     ($678,279)     $1,044,750

                                    ********

Item 2.  Management's Discussion and Analysis of Operations

Introduction

The financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") for the three months ended March 31, 2003, and 2002. OneSource is engaged in three closely related and complimentary lines of technology and business equipment support activities; 1) equipment maintenance services, ("Maintenance") 2) equipment installation services, ("Installation") and 3) value added equipment supply sales, ("Supplies"). OneSource is a leader in the technology equipment maintenance and service industry and is the inventor of the unique OneSource Flat-Rate Blanket Maintenance System(TM). This program provides customers with a Single Source for all general office, computer and peripheral and industry specific equipment technology maintenance, installation and supplies products.

Summary of Operations

Operating results have improved in the three months ended March 31, 2003 compared to the same period in fiscal 2002. The following table summarizes the comparative results for the two periods:

------------------------------------------------------------------------------
Summary of Operations                                2003               2002
------------------------------------------------------------------------------
   Revenues                                        $ 776,757         $ 678,990
   Cost of Revenue                                 $ 480,768         $ 490,196
   Gross Profit                                    $ 295,989         $ 188,794
   Selling, General and Administrative Expenses    $ 273,541         $ 262,058
   Operating Income (Loss)                         $  22,448         $ (73,264)
   Other Income (Expense)                          $ (34,796)        $ (37,203)
------------------------------------------------------------------------------
   Net Loss                                        $ (12,348)        $(110,467)
------------------------------------------------------------------------------
Operations for the first three months of 2003 show significantly improved results with an eighty nine (89%) decrease in the net loss compared to the same period in the prior year.

While consolidated revenues increased by about fourteen percent (14%) in 2003 compared to 2002, consolidated cost of revenues decreased two percent (2%) resulting in a fifty-seven percent (57%) increase in gross profit . This reflects the continuing efforts to control parts costs in the maintenance division. Changes implemented early in the second quarter of 2002 have shown continuing improvement through the end of the first quarter 2003 as gross margins of the maintenance division for the three months ended March 31, 2003 increased to 40% versus 23% for the first three months of 2002. Management will continue to focus on this aspect of the maintenance division in order to continue to bring down parts usage rates.

Revenues

Consolidated revenues increased fourteen percent (14%) in the three months ended March 31, 2003 compared to the same period in 2002 as a result of increased revenues in both the maintenance and supply divisions. As seen in the following table, supply division revenues increased seventeen (17%) compared to 2002, while the maintenance division revenues increased thirteen (13%):

-----------------------------------------------------------------------------
Revenues                                             2003            2002
-----------------------------------------------------------------------------
   Maintenance                                     $ 537,179       $ 474,403
   Supplies                                        $ 239,578       $ 204,587
-----------------------------------------------------------------------------
       Total                                       $ 776,757       $ 678,990
-----------------------------------------------------------------------------

The Company's restructuring and realignment of its maintenance division that was implemented in the fourth quarter of 2001 continue to show positive trends as of the end of the first quarter of 2003.

The thirteen percent (13%) increase in maintenance revenues for the first three months of 2003 is the result of added service commitments from existing customers and reflects the positive benefits of changes the Company has implemented that have improved maintenance customer satisfaction levels to the highest in the Company's history. Installation services were suspended in early fiscal 2001 so management could focus the Company's limited resources on improving and strengthening the Company's core maintenance and supplies division operations. To the degree installation opportunities arise in line with present geographic and staffing resources the Company will pursue and engage them but in the near-term management is concentrating on the maintenance and supplies divisions. Now that operational efficiencies and customer satisfaction levels are substantively improved management is focusing greater attention growing revenues via both current account extensions as well as through out-bound sales and marketing efforts.

Supply division revenues increased seventeen percent (17%) for the three months ended March 31, 2003 compared to the same period in 2002. Supply division revenues were positively impacted by the division's web-based distribution delivery system, as well as the addition of a large new customer, which also entered into a service agreement with the Company's maintenance division. This new account continues to result in profitable margins and contributes significant new volume and positive cash flow.

Gross Margins

Consolidated gross margins for the three months ended March 31, 2003 have improved significantly over the three months ended March 31, 2002. Gross margins increased to thirty-eight (38%) versus twenty-eight percent (28%). Improved inventory control and field service management contributed to the improved margins. These improvements focused on strengthening management oversight and information system and process infrastructures to assure better inventory and call routing and dispatch control in the maintenance division.

Selling, General and Administrative Costs

General and administrative costs increased approximately $13,000 over the same period in the prior year, a five percent (5%) increase. While up nominally from the prior year these costs represented at 34% of gross revenues for the quarter ended March 31, 2003 versus 38% for the same period in the prior year. The following table summarizes the significant general and administrative cost categories:

--------------------------------------------------------------------------------
General and Administrative                                  2003         2002
--------------------------------------------------------------------------------
   Salaries Wages and Benefits                           $ 92,519       $134,510
   Facilities                                            $ 38,956       $ 52,058
   Legal and Professional                                $ 99,724       $ 21,554
   Telecommunication Costs                               $ 17,155       $ 16,121
   Travel and Entertainment                              $  7,940       $    604
   Other                                                 $ 12,017       $ 30,606
--------------------------------------------------------------------------------
      Total                                              $268,311       $255,453
--------------------------------------------------------------------------------

Most of the cost categories have decreased in the three months ended March 31, 2003 compared to the same period in 2002. The two most significant areas of savings were overhead salaries and facility costs. The approximately $78,000 increase in legal and professional expenses is due to the Company hiring senior management consultants to help implement strategy and to legal fees incurred related to settlement discussions on certain pending litigation. Overall, the Company's headcount has been reduced to 27 employees at March 31, 2003 from 33 at the end of 2002 with most of the reductions being made in the general and administrative category. All other general administrative costs are down reflecting improvements and cuts that management implemented during 2002 to curtail and reduce operating costs, with the exception of a 6% increase in telecommunications due to additional cell phone for additional service technicians, and a substantial increase in travel & entertainment resulting from new revenue generation efforts of the new senior management team.

-----------------------------------------------------------------------------
Sales and Marketing                                   2003           2002
-----------------------------------------------------------------------------
   Salaries Commissions and Benefits                 $1,284          $3,500
   Advertising and Promotion                         $3,580          $2,488
   Travel and Entertainment                          $  366          $  617
-----------------------------------------------------------------------------
      Total                                          $5,230          $6,605
-----------------------------------------------------------------------------

The small decline in selling and marketing costs is largely the result of the Company's turnaround restructuring activities. The paramount objective of that effort was to streamline overall operations and redirect corporate resources toward improving the Company's core maintenance and supply divisions' operating infrastructure and management. Consequently sales and marketing efforts and costs were reduced significantly while the realignment and restructuring activities were implemented. Now that operational and management changes are largely in place and the infrastructure improved, management is concentrating on implementing and significantly supporting the sales and marketing plans that have been heretofore on hold.

Interest and Other Income (Expense)

------------------------------------------------------------------------------
Other Income (Expense)                                      2003       2002
------------------------------------------------------------------------------
   Interest                                              $(34,879)   $(35,109)
   Other                                                 $     83    $ (2,094)

------------------------------------------------------------------------------
      Total                                              $(34,796)   $(37,203)
------------------------------------------------------------------------------

Interest costs have remained consistent between periods as the level of outstanding debt has not changed significantly from the same period in the prior year.

Liquidity and Capital Resources

The following table sets forth selected financial condition information as of March 31, 2003 compared to December 31, 2002:
                                              2003                  2002
------------------------------------- -------------------- --------------------
   Working Capital                              ($983,266)         ($1,007,838)
------------------------------------- -------------------- --------------------
   Total Assets                                $1,154,766           $1,205,944
------------------------------------- -------------------- --------------------
   Debt Obligations                              $908,249             $985,310
------------------------------------- -------------------- --------------------
   Shareholders' (Deficit)                      ($512,891)           ($530,543)
------------------------------------- -------------------- --------------------

Liquidity and cash flow continued to be a problem during the first three months of 2003. Total costs exceed revenues throughout the first three months of the first quarter ended March 31, 2003, but are expected to improve in the second quarter. Cash flows therefore are expected to improve through the remainder of the year. Monthly cash flows remain positive. Management believes it can continue to manage this in the near-term with additional new business that is pending while it negotiates additional funding opportunities intended to re-capitalize the Company.
In this regard, the Company is engaged in negotiations with several investment-banking firms and others with the intent of securing equity funding of $1 million. These negotiations were continuing as of March 31, 2003.

In March 2001 the Company and holders of four of the Company's notes payable that were due in March and September of 2001 entered into Note Deferral and Extension Agreements wherein each note holder agreed to defer all principal payments until July 15, 2001. The Company agreed to make a twenty-five percent (25%) principal payment to each note holder on July 15, 2001. The notes' due dates were extend to July 15, 2002, but by that date the Company was unable to make the scheduled partial principle payment or commence making level monthly principal and interests payments over the remaining twelve-month period of the notes. As part of that agreement the Company also agreed to increase the interest rates of the notes from their stated twelve to fourteen percent (12% to 14%) to eighteen percent (18%). The Company has continued to make timely monthly interest payments to the holders. Further the Company is in communication with the holders and believes it will be able to negotiate an arrangement that will not adversely impact the Company's continuing operations.

At March 31, 2003, the Company had accrued approximately $47 thousand of unpaid payroll taxes, interest and penalties due the IRS. At the end of June 2002, the Company submitted required documentation in support of its "Offer In Compromise" previously filed in 2001 to the IRS. Management believes the Company will be able to successfully liquidate this liability and that the ultimate outcome will not have an adverse impact on the Company's financial position or results of operations.

Employees

     At March 31, 2003, the Company employed twenty-seven (27) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relation with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

Research and Development Plans

The Company believes that research and development for product and service development is an important factor in its future growth. The equipment service industry is closely linked to technological advances, which constantly produces new machinery for use by the public. Therefore, the Company must continually invest in training on the latest technological advances and the newest equipment to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to fund such training efforts to match technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment and inventory may be outdated quickly, preventing or impeding the Company from realizing its full potential.

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

Item 3. Controls and Procedures

Within the ninety days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-5 of the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports that we file with or submit to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities and Use of Proceeds

     The Company engaged the services of an outsourced management team in February 2003 from Partners Resource Management, LLC and issued 9 millions of shares of restricted 144 Common Stock of the Company as an incentive to Partners Resource Management to participate in the Company. For this offering, the Company relied upon the 506 Exemption of the Securities Act of 1933 and Section 14-4-140 of the State of Arizona Code.

Item 3. Defaults in Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the quarter ending March 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.                Description
--------------------------------------------------------------------------------

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

10.8     [1]     Agreement to Extend Promissory Note by Titan Capital Partners,
                 LLC in favor of the Company dated January 4, 2000.

10.9     [1]     Share Exchange Agreement with Net Express, Inc. dated
                 April 15, 1999.

10.10    [1]     Stock Redemption Agreement (Exhibit A to Net Express Share
                 Exchange).

10.11    [1]     Employment Agreement (Exhibit B to Net Express Share
                 Exchange).

10.12    [1]     Stock Purchase Agreement with Blackwater Capital Partners ,
                 II, L.P. dated May 26, 1999.

10.13    [1]     Investor Rights Agreement with Blackwater Capital Partners
                 II,L.P. dated May 26, 1999.

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

10.16    [2]     Promissory Note by Micor Technologies, Inc. in favor of
                 William Meger dated November 28, 1995.

10.17    [2]     Promissory Note by Jerry Washburn and others in favor of PF
                 Holdings, Inc. dated July 31, 1997.

10.18    [2]     Form of Note Modification Agreement dated February 2000.


10.19    [2]     Installment Agreement between the Company and the Department of the Treasury of the Internal Revenue Service dated
                 July 2000.

10.20    [2]     Option Agreement between the Company and XCEL ASSOCIATES,
                 Inc, dated June 1, 2000.

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

10.30    [5]     Indemnification Agreement between the Company and Thomas E.
                 Glasgow dated January 3 2001.

10.31    [5]     Employment agreement between the Company and Thomas E.
                 Glasgow dated January 3, 2001.

23.1     [4]     Consent of Marshall & Weber, CPA's, P.L.C.

23.2     [4]     Consent of Mintmire & Associates  (contained in the opinion filed as Exhibit 5.1)

10.32    [5]     Property lease amendment with EJM Development dated 01,
                 July 2002.

10.33    [5]     Property lease with Broadway Business Center dated
                 October 1, 2002.

10.34    [5]     Employment leasing agreement with Gevity HR dated
                 December 26, 2002.

10.35    *       Outsource Management agreement with Partners Resource
                 Management dated February 13, 2003.

99.1     *       Certification  of Disclosure by the Company's Chief
                 Executive Officer

99.2     *       Certification  of Disclosure by the Company's Chief Financial
                 Officer

99.3     *       Section 906 Certification - CEO

99.4     *       Section 906 Certification - CFO

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

                                            OneSource Technologies, Inc.
                                            (Registrant)


Date: May 13, 2003                          By: /s/ Donald E. McIntyre
--------------------------------------------------------------------------------
                                            Donald E. McIntyre, Chairman

                                            By: /s/ Michael L. Hirschey
--------------------------------------------------------------------------------
                                            Michael L. Hirschey, Chief Executive
                                            Officer and Director

                                            By: /s/ Jerry M. Washburn
--------------------------------------------------------------------------------
                                            Jerry M. Washburn, Director

                                            By: /s/ Thomas E. Glasgow
--------------------------------------------------------------------------------
                                            Thomas E. Glasgow, Director


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                Title                                         Date
---------                -----                                         ----


/s/ Donald E. McIntyre   Chairman                                  May 13, 2003
-----------------------
Donald E. McIntyre


/s/ Michael L. Hirschey  Chief Executive Officer and Director      May 13, 2003
-----------------------
Michael L. Hirschey


/s/ Jerry M. Washburn    Director                                  May 13, 2003
-----------------------
Jerry M. Washburn