Form 10KSB/A
period 2002-12-31
ONESOURCE TECHNOLOGIES INC
filed 2003-05-21
CIK 1118421

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2002
                                -----------------


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

Securities to be registered under Section 12(b) of the Act:

      Title of each class                         Name of each exchange on which
      to be so registered                         each class to be registered
----------------------------------------          ------------------------------
             None                                              None


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

10.30    [5]    Indemnification Agreement between the Company and Thomas E.
                Glasgow dated January 3 2001.

10.31    [5]    Employment agreement between the Company and Thomas E. Glasgow dated January 3, 2001.

23.1     [4]    Consent of Marshall & Weber, CPA's, P.L.C.

23.2     [4]    Consent of Mintmire & Associates  (contained in the opinion filed as Exhibit 5.1)

10.32    [6]    Property lease amendment with EJM Development dated 01,
                July 2002.

10.33    [6]    Property lease with Broadway Business Center dated
                October 1, 2002.

10.34    [6]    Employment leasing agreement with Gevity HR dated
                December 26, 2002.

99.1     [6]    Certification  of Disclosure by the Company's Chief Executive
                Officer

99.2     [6]    Certification  of Disclosure by the Company's Chief Financial
                Officer

99.3      *     Certification of Chief Executive Officer of OneSource
                Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99.4      *     Certification of Chief Financial Officer of OneSource
                Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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

[6] Filed as an Exhibit to the Company's Annual Report on Form 10K-SB filed March 31, 2003.

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

                                            OneSource Technologies, Inc.
                                            (Registrant)


Date: May 20, 2003                         By: /s/ Donald E. McIntyre
                                                --------------------------------
                                                Donald E. McIntyre, Chairman


                                            By: /s/ Michael L. Hirschey
                                                --------------------------------
                                                Michael L. Hirschey, Chief
                                                Executive Officer and Director


                                            By: /s/ Jerry M. Washburn
                                                --------------------------------
                                                Jerry M. Washburn, Director


                                            By: /s/ Thomas E. Glasgow
                                                --------------------------------
                                                Thomas E. Glasgow, Director


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                         Title                              Date
---------                         -----                              ----


/s/ Donald E. McIntyre            Chairman                       May 20, 2003
-------------------------
Donald E. McIntyre


/s/ Michael L. Hirschey           Chief Executive Officer        May 20, 2003
-------------------------         and Director
Michael L. Hirschey


/s/ Jerry M. Washburn             Director                       May 20, 2003
-------------------------
Jerry M. Washburn


/s/ Thomas E. Glasgow             Director                       May 20, 2003
-------------------------
Thomas E. Glasgow