Form 10QSB
period 2003-06-30
ONESOURCE TECHNOLOGIES INC
filed 2003-08-14
CIK 1118421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2003
Commission file no.: 000-30969

                          ONESOURCE TECHNOLOGIES, INC.
            ---------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Delaware                                             65-0691963
-------------------------------                            ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                             Identification No.)


       7419 East Helm Drive
       Scottsdale, Arizona                                              85260
----------------------------------------                             -----------
(Address of principal executive offices)                              (zip code)

Issuer's telephone number: (800) 279-0859
                           --------------


Securities to be registered under Section 12(b) of the Act:

    Title of each class                                    Name of each exchange
                                                           on which registered

            None                                                   None
----------------------------------                         ---------------------


Securities to registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
                  --------------------------------------------
                                (Title of Class)


Copies of Communication Sent to:


                               Blume Law Firm, PC
                     11811 North Tatum Boulevard, Suite 1025
                      Phoenix, AZ 85028-1612 (602) 494-7313

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


     As of June 30, 2003, there were 37,779,011 shares of voting stock of the registrant issued and outstanding.

Part I.

Item 1.  Financial Statements


                          ONESOURCE TECHNOLOGIES, INC.



                     Consolidated Financial Statements as of
                             June 30, 2003 and 2002
                                   (Unaudited)

                          ONESOURCE TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
CONSOLIDATED BALANCE SHEET
  AS OF JUNE 30, 2003                                                        1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
  THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002                          2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
  THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002                                3

FOOTNOTES                                                                    4

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2003
----------------------------------------------


ASSETS

CURRENT ASSETS:

    Cash                                                            $    39,606
    Accounts receivable                                                 417,213
    Inventories                                                         210,118
    Other current assets                                                  3,168
                                                                    -----------
        Total current assets                                            670,105
                                                                    -----------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $199,212                                            86,656
GOODWILL                                                                235,074
DEFERRED INCOME TAXES                                                   140,187

OTHER ASSETS                                                              5,178
                                                                    -----------
TOTAL ASSETS                                                        $ 1,137,200
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable                                                $   193,083
    Accrued expenses and other liabilities                              283,167
    Deferred revenue                                                    196,699
    Current portion of debt                                           1,028,344
                                                                    -----------
         Total current liabilities                                    1,701,293
                                                                    -----------


INSTALLMENT NOTES - LONG-TERM PORTION                                     4,776

                                                                    -----------
TOTAL LIABILITIES                                                     1,706,069
                                                                    -----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock, $.001 par value, 1,000,000
        shares authorized, none issued                                     --

    Common Stock, $.001 par value, 50,000,000
        shares authorized, 37,779,011                                      --
        issued and outstanding at June 30, 2003                          37,779
    Paid in capital                                                   2,751,382
    Accumulated deficit                                              (3,358,030)
                                                                    -----------

                                                                       (568,869)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 1,137,200
                                                                    ===========

          The accompanying notes are an integral part of this statement

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
----------------------------------------------

                                            2ND QTR          2ND QTR           YTD             YTD
                                              2003            2002             2003            2002
                                           ------------------------------------------------------------
REVENUE, net                               $    771,322    $    720,851    $  1,548,079    $  1,399,841

COST OF REVENUE                                 471,348         409,905         952,116         900,101
                                           ------------------------------------------------------------
                    GROSS PROFIT                299,974         310,946         595,963         499,740

GENERAL AND ADMINISTRATIVE EXPENSES             213,519         191,874         481,830         447,327
SELLING AND MARKETING EXPENSES                   45,414          11,381          50,644          17,986
                                           ------------------------------------------------------------
                    Operating income             41,041         107,691          63,489          34,427

OTHER INCOME (EXPENSE):
    Interest expense                            (31,516)        (29,722)        (66,395)        (64,832)
    Other income (expense)                       (1,247)        (24,398)         (1,165)        (26,491)
    Loss from litigation settlements            (92,768)           --           (92,768)           --
                                           ------------------------------------------------------------
                     Total other expense       (125,531)        (54,120)       (160,328)        (91,322)

                                           ------------------------------------------------------------
NET INCOME (LOSS)                          $    (84,490)   $     53,571    $    (96,840)   $    (56,895)
                                           ============================================================

NET INCOME PER SHARE -
                     Basic                          $**             $**            $ **             $**
                     Diluted                        $**             $**            $ **             $**

Weighted Average Shares Outstanding:

                    Basic                    37,246,402      22,045,674      32,981,294      22,045,674
                    Diluted                  37,246,402      22,045,674      32,981,294      22,045,674

          **Less than $0.01 per share



         The accompanying notes are an integral part of this statement.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE SIX MONTHS ENDED JUNE 30
----------------------------------------------

                                                                                               2003        2002
                                                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                         $(96,840)   $(56,895)
           Adjustments to reconcile net loss to net cash used by operations -

                      Loss on disposal of fixed assets                                           --        16,192
                      Depreciation and amortization                                            22,187      30,176
                      Stock issuances to consultants for services                              58,514        --
                      Non-cash portion of litigation settlements                               64,254        --
                     Changes in assets and liabilities:
                                Accounts receivable                                            33,216     (22,927)
                                Inventory                                                      (2,446)      2,206
                                Other current assets                                            7,336      10,920
                                Other assets                                                   (2,150)      1,323
                                Accounts payable                                                4,655     (93,393)
                                Accrued expenses and other liabilities                        (28,962)      4,964
                                Deferred revenue                                               (3,672)     29,966
                                                                                             --------    --------
                                                     Net cash used by operating activities     56,092     (77,468)

                                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
                     Purchases of property and equipment                                       (5,060)       (630)
                      roceeds from disposal of equipment                                         --         5,500
                                                                                             --------    --------
                                          Net cash (used) provided by investing activities     (5,060)      4,870
                                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

                           Principal payments on capital lease obligations                       --        (5,342)
                           Proceeds from notes payable                                         15,832      50,000

                           Principal payments on notes payable                                (82,525)    (18,404)
                                                                                             --------    --------
                                          Net cash (used) provided by financing activities    (66,693)     26,254
                                                                                             --------    --------


DECREASE IN CASH                                                                              (15,661)    (46,344)

CASH, beginning of period                                                                      55,267      75,433
                                                                                             --------    --------
CASH, end of period                                                                          $ 39,606     %29,089
                                                                                             ========    ========

         The accompanying notes are an integral part of this statement.

ONESOURCE TECHNOLOGIES, INC.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE SIX MONTHS ENDED JUNE 30, 2003 and 2002
----------------------------------------------

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


     2. STOCKHOLDERS' DEFICIT AND LITIGATION SETTLEMENTS


Shares issued for services and litigation settlements in the three and six months ended June 30, 2003 were valued based on the fair value of the stock issued and/or the service rendered. The following table shows the number of shares issued and the basis of valuation for shares issued in the three and six months ended June 30, 2003.


                                         Shares                      Cost per
Description                              Issued                      Share Valuation Basis
-----------                              ------                      ---------------------
Issued for services                     9,000,000                    0.01     Stock price at commitment date


Issued for litigation settlements         850,000                    0.02     Stock price at commitment date


Issued for litigation settlements          75,694                    0.02     Stock price at commitment date


Issued for litigation settlements       1,000,000                    0.01     Stock price at commitment date

During the quarter ended 30, June 2003, the Company entered into two separate settlement agreements with two current shareholders and former owners of companies acquired by the Company in 1999. These agreements end all disputes and litigation among the parties. As part of the settlements the Company agreed to compensate one of the parties with 925,694 restricted shares of common stock, $72,000 payable over 24 months, and $42,500 payable in a lump sum on April 1, 2005 and convertible at the holder's option into shares of the Company's voting common stock in accordance with the settlement provisions. The other party was granted 1,000,000 restricted shares of common stock, $30,000 payable over twelve months, and $30,000 payable in a lump sum on April 15, 2004 and convertible at the holder's option into shares of the Company's voting common stock in accordance with the settlement provisions.

As part of the settlement agreements, both parties agreed to release and indemnify the Company, its officers and directors from any action or claim relating to the past matters now and in the future. The negotiated settlements resulted in a loss of $92,768 being recorded in the quarter ended June 30, 2003.

Subsequent to June 30, 2003, the Company settled a dispute with a former officer and board member. No legal action had been filed related to this dispute. A payment of $40,000 was made to this individual in exchange for a complete release of all current and future claims against the Company. His employment contract was terminated.

     3. BUSINESS SEGMENTS

The Company's revenues are derived from two segments :1) renewable contracts of equipment maintenance services, and 2) value added equipment supply distribution. The following table sets forth the operating contributions of each for the six months ended


June 30, 2003 and 2002:


                                                           Maintenance          Supplies         Eliminations              Total
                                                           -----------          --------         ------------              -----

2003
----
Revenues                                                    $1,091,458          $456,621                                 $1,548,079


Inter-segment sales                                                  0                 0                                          0


Net loss                                                       (34,904)          (61,935)                                  (96,840)
Loss from litigation settlements                                19,754            73,014                                     92,768


Depreciation and amortization                                   16,971             5,216                                     22,187


Interest                                                        66,421               (26)                                    66,395


Property & equipment purchases                                  5,060                  0                                      5,060


Total Assets                                                $1,464,172          $401,539            ($728,511)           $1,137,200



2002
----


Revenues                                                    $1,001,565          $398,274                                 $1,399,839


Inter-segment sales                                                  0                 0                                          0


Net loss                                                       (63,116)            6,221                                    (56,895)


Depreciation and amortization                                   25,869             4,037                                     30,176


Interest                                                        64,513               319                                     64,832


Property & equipment purchases                                     630                 0                                        630


Total Assets                                                $1,324,744           398,285            ($678,279)           $1,044,750


     4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash:Cash includes all short-term highly liquid investments that are readily convertible to known amounts cash and have original maturities of three months or less.

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

Goodwill: Goodwill reflects the cost in excess of the fair values assigned to the underlying net assets of Cartridge Care as of its acquisition date. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The Company believes that there has been no impairment of the carrying value of goodwill of $235,074 as of June 30, 2003.

Revenue recognition:  The Company  recognizes  revenue on service  contracts pro rata over the term of the contract or when the service is performed pursuant to terms of agreements with customers. Sales of parts and equipment are recognized when shipped or installed. Deferred revenue is recorded for advanced billings and cash receipts prior to revenue recognition under terms of certain service contracts.

Income taxes: The Company provides for income taxes in accordance with the provisions of SFAS No. 109, Accounting For Income Taxes, which among other things, requires that the recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements.

Financial instruments: Financial instruments consist primarily of accounts receivable, accounts payable, accrued expenses and short-term debt. The carrying amount of accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value due to the short-term maturities of those instruments.

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

Item 2.  Management's Discussion and Analysis of Operations

Introduction

The financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") for the three and six month periods ended June 30, 2003, and 2002. OneSource is engaged in two closely related and complimentary lines of technology and business equipment support activities; 1) equipment maintenance services, ("Maintenance"), 2) value added equipment supply sales, ("Supplies"). OneSource is a leader in the technology equipment maintenance and service industry and is the inventor of the unique OneSource Flat-Rate Blanket Maintenance System(TM). This program provides customers with a Single Source for all general office, computer and peripheral and industry specific equipment technology maintenance, installation and supplies products.

Summary of Operations

Revenues and operating income have increased while net income has declined in the six months ended June 30, 2003 compared to the same period in fiscal 2002. The following table summarizes the comparative results for the two periods:

--------------------------------------------------------------------------------
Summary of Operations                              2003                 2002
--------------------------------------------------------------------------------
   Revenues                                    $ 1,548,079           $1,399,841
   Cost of Revenue                                 952,116              900,100
   Gross Profit                                    595,963              499,741
   Selling General and Administrative Costs        532,474              465,314
   Operating Income                                 63,489               34,427
   Other Income (Expense)                          (67,560)             (91,322)
   Loss from Litigation Settlements                (92,768)                --
--------------------------------------------------------------------------------
   Net Loss                                     $  (96,839)             (56,895)
--------------------------------------------------------------------------------

While consolidated revenues to date have increased by eleven percent (11%) in 2003 compared to 2002, consolidated cost of revenues increased six percent (6%) resulting in a nineteen percent (19%) increase in gross profit. This reflects the continuing efforts to control parts costs in the maintenance division. Changes implemented early in the second quarter of 2002 have shown continuing improvement through the end of the second quarter 2003 as gross margins of the maintenance division for the six months ended June 30, 2003 increased to 41% versus 35% for the first six months of 2002. Management will continue to focus on this aspect of the maintenance division in order to continue to bring down parts usage rates.

Revenues

Consolidated revenues increased eleven percent (11%) for the six-month period ended June 30, 2003 compared to the same period in 2002. Consolidated revenues increased seven percent (7%) for the three-month period ended June 30, 2003 compared to the same period in 2002. As seen in the following table, supply division revenues for the six-month period ended June 30, 2003 increased four (4%) compared to 2002, while the maintenance division revenues increased fourteen (14%):


------------------------------------------------
Revenues                  2003             2002
------------------------------------------------
   Maintenance         $1,091,458     $  959,437
   Supplies
                          456,621        440,404
------------------------------------------------
       Total           $1,548,079     $1,399,841
------------------------------------------------

The Company's restructuring and realignment of its maintenance division that was implemented in the fourth quarter of 2001 continues to show positive trends as of the end of the second quarter of 2003.

Maintenance revenues have increased fourteen percent (14%) and thirteen percent (13%) for the six-month and three-month periods, respectively, ended June 30, 2003 compared to the same periods in 2002. These increases are the result of added service commitments from existing customers as well as the addition of a new contract. This reflects significant changes the Company has implemented that have improved maintenance customer satisfaction levels to the highest in the Company's history. Although the Company is not currently focused on equipment installation services, to the degree installation opportunities arise in line with present geographic and staffing resources, the Company will pursue and engage them; however, in the near-term management is concentrating on the maintenance and supplies divisions. Now that operational efficiencies and customer satisfaction levels are substantively improved management is focusing greater attention on growing revenues via both current account extensions as well as through out-bound sales and marketing efforts.

Supply division revenues increased four percent (4%) and decreased eight percent (8%) for the six- month and three-month periods, respectively, ended June 30, 2003 compared to the same periods in 2002. Supply division revenues were positively impacted by the division's web-based distribution delivery system, as well as the addition of a large new customer, which also entered into a service agreement with the Company's maintenance division. This new account continues to generate profitable margins and contribute significant new volume and positive cash flow. The decline in supplies division revenue in the three-month period ended June 30, 2003 is due primarily to timing of certain customers' purchases compared to the prior year.

Gross Margins

Consolidated gross margins for the six months ended June 30, 2003 have improved slightly over the six months ended June 30, 2002. Gross margins increased to thirty-eight percent (38%) versus thirty-six percent (36%). Improved inventory control and field service management contributed to the improved margins. These improvements focused on strengthening management oversight and information system and process infrastructures to assure better inventory and call routing and dispatch control in the maintenance division. While the maintenance division increased its gross profit margin by six percent (6%), the supplies divisions gross profit margin decreased by seven percent (7%). This decrease is a result of the addition of the customer referenced above who is a wholesale customer versus a retail customer. Prices for wholesale customers are generally lower, thus generating lower margins; however, wholesale customer volumes are typically higher than retail customers.

Consolidated gross margins for the three months ended June 30, 2003 decreased slightly from the three months ended June 30, 2002. Gross margins decreased to thirty-nine percent (39%) from forty-three percent (43%). This decrease is due primarily to the addition of the new wholesale supplies division customer discussed above.

Selling, General and Administrative Costs

General and administrative costs increased approximately $35,000 for the six months ended June 30, 2003 compared to the same period in the prior year, an eight percent (8%) increase. They increased $21,000 for the three months ended June 30, 2003 compared to the same period in the prior year, an eleven percent (11%) increase. Despite the increases, these costs remained relatively consistent as a percentage of revenues between periods, representing thirty-one percent (31%) of gross revenues for the six months ended June 30, 2003 versus thirty-two percent (32%) for the same period in the prior year. They represented twenty-seven percent (27%) of revenues for both three- month periods ended June 30, 2003 and 2002. The following table summarizes the significant general and administrative cost categories for the six months ended June 30, 2003 and 2002:


----------------------------------------------------------------------------
General and Administrative                             2003         2002
----------------------------------------------------------------------------
   Salaries, Wages and Benefits                      $ 142,187    $222,803

   Facilities                                           76,870      73,616

   Legal and Professional                              173,376      52,467

   Telecommunication Costs                              34,883      32,744

   Travel and Entertainment                             10,316       9,005

   Other                                                44,198      56,692
----------------------------------------------------------------------------
      Total                                          $ 481,830    $447,327
----------------------------------------------------------------------------

Most of the cost categories have nominal changes for the six months ended June 30, 2003 compared to the same period in 2002. The most significant changes were salaries, wages and benefits and legal and professional costs. The approximately $120,000 increase in legal and professional expenses is primarily attributable to the Company's senior management consultants expanding their role as the Company's strategy is implemented, and to legal fees incurred related to final settlements on certain litigation, discussed further below. The approximately $80,000 decrease in salaries, wages and benefits is due primarily to significant headcount reductions made over the past year as part of the Company's ongoing restructuring. Overall, the Company's headcount has been reduced to 29 employees at June 30, 2003 from 35 at the end of 2002 with most of the reductions being made in the general and administrative category.

The following table summarizes the significant selling and marketing cost categories for the six months ended June 30, 2003 and 2002:

-------------------------------------------------------------------------
Selling and Marketing                                  2003        2002
-------------------------------------------------------------------------
   Salaries Commissions and Benefits                $38,796       $13,681
   Advertising and Promotion
                                                      4,018         4,163
   Travel and Entertainment
                                                      7,830           142
-------------------------------------------------------------------------
      Total                                         $50,644       $17,986
-------------------------------------------------------------------------

The significant increase in selling and marketing costs is largely the result of the Company's efforts to refocus on implementing and supporting the sales and marketing plan, now that most of the operational, infrastructure and management changes made as part of the restructuring over the past year are largely in place.

The following table summarizes other income (expense) for the six months ended June 30, 2003 and 2002:

Interest and Other Income (Expense)

----------------------------------------------------------------------------
Other Income (Expense)                           2003                2002
----------------------------------------------------------------------------
   Interest                                   $ (66,395)         $ (64,831)

   Other                                         (1,165)           (26,491)

   Loss from litigation settlements             (92,768)                 -
----------------------------------------------------------------------------
      Total                                   $(160,328)          $(91,322)

----------------------------------------------------------------------------

Interest cost has remained relatively consistent between periods as the overall debt level has as well. The most significant item in this category is the loss on litigation settlements recorded in the quarter ended June 30, 2003.

During the quarter ended June 30, 2003, the Company entered into two separate settlement agreements with two current shareholders and former owners of companies acquired by the Company in 1999. These agreements end all disputes and litigation among the parties. As part of the settlements the Company agreed to compensate one of the parties with 925,694 restricted shares of common stock, $72,000 payable over 24 months and $42,500 payable in a lump sum on April 1, 2005 and convertible at the holder's option into shares of the Company's voting common stock in accordance with the settlement provisions. The other party was granted 1,000,000 restricted shares of common stock, $30,000 payable over 12 months and $30,000 payable in a lump sum on April 15, 2004 and convertible at the holder's into shares of the Company's voting common stock in accordance with the settlement provisions. As part of the settlement agreements both parties agreed to release and indemnify the Company, its officers and directors from any action or claim relating to the past matters now and in the future. The negotiated settlements resulted in a loss of $92,768 being recorded in the second quarter ended June 30, 2003.

Liquidity and Capital Resources
The following table sets forth selected financial condition information as of June 30, 2003 compared to December 31, 2002:

---------------------------------------- -------------- -------------
   Working Capital                        ($1,031,188)  ($1,007,838)
---------------------------------------- -------------- -------------
   Total Assets                            $1,137,200    $1,205,944
---------------------------------------- -------------- -------------
   Debt Obligations                        $1,033,120      $985,310
---------------------------------------- -------------- -------------
   Shareholders' Deficit                    ($568,869)    ($530,543)
---------------------------------------- -------------- -------------

Liquidity and capital resources continued to be a problem during the first six months of 2003. Total costs exceed revenues throughout the first six months ended June 30, 2003, but are expected to improve in the third quarter. If not for the loss from legal settlements of $92,768 recorded in the quarter ended June 30, 2003 and the associated legal fees, the Company would have been profitable and would have generated positive cash flow in the second quarter. With these legal issues now behind the Company, management believes it can continue to improve both cash flow and profitability in the near-term through continued new business. In addition, management is continuing its efforts to negotiate additional funding opportunities intended to re-capitalize the Company.

In March 2001 the Company and holders of four of the Company's notes payable that were due in March and September of 2001 entered into Note Deferral and Extension Agreements wherein each note holder agreed to defer all principal payments until July 15, 2001. The Company agreed to make a twenty-five percent (25%) principal payment to each note holder on July 15, 2001. The notes' due dates were extend to July 15, 2002, but by that date the Company was unable to make the scheduled partial principle payment or commence making level monthly principal and interests payments over the remaining twelve-month period of the notes. As part of that agreement the Company also agreed to increase the interest rates of the notes from their stated twelve to fourteen percent (12% to 14%) to eighteen percent (18%). The Company has continued to make timely monthly interest payments to the holders. Further, the Company is in communication with the holders and management believes it will be able to negotiate an arrangement that will not adversely impact the Company's continuing operations.

At June 30, 2003, the Company had accrued approximately $47,000 of unpaid payroll taxes, interest and penalties due the IRS. At the end of June 2002, the Company submitted required documentation in support of its "Offer In Compromise" previously filed in 2001 to the IRS. Management believes the Company will be able to successfully liquidate this liability and that the ultimate outcome will not have an adverse impact on the Company's financial position or results of operations.

Employees

     At June 30, 2003, the Company employed twenty-nine (29) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relation with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

Research and Development Plans

     The Company believes that research and development for product and service development is an important factor in its future growth. The equipment service industry is closely linked to technological advances, which constantly produce new machinery for use by the public. Therefore, the Company must continually invest in training on the latest technological advances and the newest equipment to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to fund such training efforts to match technological advances as they occur. Additionally, due to the rapid rate at which technology advances, the Company's equipment and inventory may become outdated rapidly, preventing or impeding the Company from realizing its full potential.

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

PART II

Item 1. Legal Proceedings.

     At June 30, 2003, the Company had no outstanding legal proceedings. During the quarter ended June 30, 2003, the Company entered into two separate settlement agreements with two current shareholders and former owners of companies acquired by the Company in 1999. These agreements end all disputes and litigation among the parties. As part of the settlements the Company agreed to compensate one party with 925,694 restricted shares of common stock, $72,000 payable over 24 months and $42,500 payable in a lump sum on April 1, 2005 and convertible at the holder's option into shares of the Company's voting common stock in accordance with the settlement provisions. The other party was granted 1,000,000 restricted shares of common stock, $30,000 payable over 12 months and $30,000 payable in a lump sum on April 15, 2004 and convertible at the holder's option into shares of the Company's voting common stock in accordance with the settlement provisions. As part of the settlement agreements both parties agreed to release and indemnify the Company, its officers and directors from any action or claim relating to the past matters now and in the future. The negotiated settlements resulted in a loss of $92,768 being recorded in the quarter ended June 30, 2003.

     Subsequent to June 30, 2003, the Company settled a dispute with former officer and board member Thomas E. Glasgow. No legal action had been filed related to this dispute and both parties determined to settle their differences. Payment of $40,000 was made to Mr. Glasgow in exchange for complete release of all claims against the Company. His employment contract was terminated.

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

Item 3. Defaults in Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the quarter ending June 30, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

10.8     [1]     Agreement to Extend Promissory Note by Titan Capital Partners,
                 LLC in favor of the Company dated January 4, 2000.

10.9     [1]     Share Exchange Agreement with Net Express, Inc. dated
                 April 15, 1999.

10.10    [1]     Stock Redemption Agreement (Exhibit A to Net Express Share
                 Exchange).

10.11    [1]     Employment Agreement (Exhibit B to Net Express Share
                 Exchange).

10.12    [1]     Stock Purchase Agreement with Blackwater Capital Partners,
                 II, L.P. dated May 26, 1999.

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

23.2     [4]     Consent of Mintmire & Associates  (contained in the opinion filed as Exhibit 5.1)

10.32    *       Property lease amendment with EJM Development dated 01,
                 July 2002.

10.33    *       Property lease with Broadway Business Center dated
                 October 1, 2002.

10.34    *       Employment leasing agreement with Gevity HR dated
                 December 26, 2002.

10.35 Outsource Management agreement with Partners Resource Management dated February 13, 2003.

10.36    *       Agreement with Maurice and Judith Mallette dated April 1,2003.

10.37    *       Agreement with Ahlwyss and Pamela Fulton daed May 19, 2003.

99.1     *       Certification  of Disclosure by the Company's Chief
                 Executive Officer

99.2     *       Certification  of Disclosure by the Company's Chief Financial
                 Officer

99.3     *       Sarbanes-Oxley Act Section 302 (a) Certification - CEO

99.4     *       Sarbanes-Oxley Act Section 302 (a) Certification - CFO

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

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           OneSource Technologies, Inc.
                                           (Registrant)


Date: Aug 13, 2003                         By: /s/ Donald E. McIntyre
--------------------------------------------------------------------------------
                                           Donald E. McIntyre, Chairman


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


                                           By: /s/ Jerry M. Washburn
--------------------------------------------------------------------------------
                                           Jerry M. Washburn, Director



     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                       Title                           Date
---------                       -----                           ----

/s/ Donald E. McIntyre
-----------------------         Chairman                        Aug 13, 2003
Donald E. McIntyre


/s/ Michael L. Hirschey         Chief Executive Officer         Aug 13, 2003
-----------------------         and Director
Michael L. Hirschey


/s/ Jerry M. Washburn
-----------------------         Director                        Aug 13, 2003
Jerry M. Washburn