Form 10QSB
period 2003-09-30
ONESOURCE TECHNOLOGIES INC
filed 2003-11-14
CIK 1118421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2003
Commission file no.: 000-30969

                          ONESOURCE TECHNOLOGIES, INC.
            ---------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         Delaware                                            65-0691963
---------------------------                         ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                           Identification No.)

       7419 East Helm Drive
       Scottsdale, Arizona                                     85260
----------------------------------------             --------------------------
(Address of principal executive offices)                    (zip code)

Issuer's telephone number: (800) 279-0859

Securities to be registered under Section 12(b) of the Act:

  Title of each class                               Name of each exchange
                                                    on which registered

         None                                               None
----------------------------                        ----------------------


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

                  Yes X             No __
                     ---

     As of September 30, 2003, there were 37,979,011 shares of voting stock of the registrant issued and outstanding.

Part I.

Item 1.  Financial Statements

                          ONESOURCE TECHNOLOGIES, INC.

                     Consolidated Financial Statements as of

                           September 30, 2003 and 2002

                                   (Unaudited)

ONESOURCE TECHNOLOGIES, INC.

TABLE OF CONTENTS
-----------------
                                                                        Page

CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2003                                                   1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002                    2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002                          3

FOOTNOTES                                                                  4


ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2003(UNAUDITED)
------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
    Cash                                                                                   $     49,204
    Accounts receivable                                                                         301,431
    Inventories                                                                                 226,747
    Other current assets                                                                          2,500
                                                                                          ---------------
        Total current assets                                                                    579,882
                                                                                          ---------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $ 211,344                             74,524
GOODWILL                                                                                        235,074
DEFERRED INCOME TAXES                                                                           140,187
OTHER ASSETS                                                                                      3,028
                                                                                          ---------------
TOTAL ASSETS                                                                               $  1,032,695
                                                                                          ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable                                                                      $      93,778
    Accrued expenses and other liabilities                                                      344,635
    Deferred revenue                                                                            199,461
    Current portion of debt                                                                     974,762
                                                                                          ---------------
         Total current liabilities                                                            1,612,636
                                                                                          ---------------


INSTALLMENT NOTES - LONG-TERM PORTION                                                                 0

                                                                                          ---------------
TOTAL LIABILITIES                                                                             1,612,636
                                                                                          ---------------

STOCKHOLDERS' DEFICIT:
    Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued
    Common Stock, $.001 par value, 50,000,000 shares authorized, 37,979,011                           -
       issued and outstanding at September 30, 2003                                              37,979
    Paid in capital                                                                           2,758,182
    Accumulated deficit                                                                      (3,376,102)
                                                                                          ---------------
                                                                                               (579,941)
                                                                                          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $  1,032,695
                                                                                          ===============


         The accompanying notes are an integral part of this statement.



ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
----------------------------------------------------------------------


                                                      3RD QTR       3RD QTR           YTD           YTD
                                                       2003          2002             2003         2002
                                                    -------------------------------------------------------
REVENUE, net                                        $ 802,210     $ 759,615     $  2,350,289  $  2,159,456
COST OF REVENUE                                       480,663       491,912        1,432,779     1,392,013
                                                      -----------------------------------------------------
                    GROSS PROFIT                      321,547       267,703          917,510       767,443

GENERAL AND ADMINISTRATIVE EXPENSES                   200,871       193,417          682,701       640,744
SELLING AND MARKETING EXPENSES                         82,057         1,500          132,701        19,486
                                                      -----------------------------------------------------
                    Operating income                   38,619        72,786          102,108       107,213

OTHER INCOME (EXPENSE):

   Interest expense                                   (38,609)      (35,059)        (105,004)      (99,891)
   Other income (expense)                              (1,270)       (1,098)          (2,435)      (27,589)
   Loss from litigation settlements                   (16,813)            -         (109,581)            -
                                                      -----------------------------------------------------
                    Total other expense               (56,692)      (36,157)        (217,020)     (127,480)

                                                      -----------------------------------------------------
NET INCOME (LOSS)                                     (18,073)       36,629         (114,912)      (20,267)
                                                      =====================================================

NET INCOME PER SHARE -
                    Basic                             $    **      $     **        $      **     $      **
                    Diluted                           $    **      $     **        $      **     $      **

Weighted Average Shares Outstanding:

                    Basic                          37,870,315    25,940,650       34,628,876    25,065,002
                    Diluted                        37,870,315    26,048,650       34,628,876    25,065,002

                  **Less than $0.01 per share



        The accompanying notes are an integral part of these statements.


ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
----------------------------------------------
                                                                                              2003              2002
                                                                                         -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                           $(114,912)       $  (20,267)
      Adjustments to reconcile net loss to net cash used by operations -

               Loss on disposal of fixed assets                                                   -            14,018

               Depreciation and amortization                                                 34,319            51,560

               Stock issuances to consultants for services                                   65,514            20,680

               Non-cash portion of litigation settlements                                    64,254                 -
               Changes in assets and liabilities:

                     Accounts receivable                                                    148,998            57,397

                     Inventory                                                              (19,075)          (16,429)

                     Other current assets                                                     8,004            12,380

                     Other assets                                                                 0            (2,205)

                     Accounts payable                                                       (94,650)         (164,211)

                     Accrued expenses and other liabilities                                  32,505            (3,494)

                     Deferred revenue                                                          (910)           28,845
                                                                                         -----------------------------

                        Net cash provided (used) by operating activities                    124,047           (21,726)
                                                                                         -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchases of property and equipment                                           (5,060)             (630)
               Proceeds from disposal of equipment                                                -             5,500
                                                                                         -----------------------------
                        Net cash (used) provided by investing activities                     (5,060)            4,870

                                                                                         -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
               Principal payments on capital lease obligations                                    -            (7,425)

               Proceeds from notes payable                                                   15,832           119,000

               Principal payments on notes payable                                         (140,883)          (76,035)
                                                                                         -----------------------------

                        Net cash (used) provided by financing activities                   (125,051)           35,540
                                                                                         -----------------------------

DECREASE IN CASH                                                                             (6,064)           18,684

CASH, beginning of period                                                                    55,267            75,433
                                                                                         -----------------------------

CASH, end of period                                                                       $  49,204         $  94,117
                                                                                         =============================




        The accompanying notes are an integral part of these statements.

ONESOURCE TECHNOLOGIES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
-------------------------------------------------



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




     2. STOCKHOLDERS' DEFICIT AND LITIGATION SETTLEMENTS

Shares issued for services and litigation settlements in the three and nine months ended September 30, 2003 were valued based on the fair value of the stock issued and/or the service rendered. The following table shows the number of shares issued and the basis of valuation for shares issued in the three and nine months ended September 30, 2003.

                                               Shares     Cost per
Description                                    Issued       Share          Valuation Basis
-----------                                    ------       -----          ---------------
Issued for services                         9,000,000       0.010        Stock price at commitment date

Issued for litigation settlements             850,000       0.020        Stock price at commitment date

Issued for litigation settlements              75,694       0.020        Stock price at commitment date

Issued for litigation settlements           1,000,000       0.010        Stock price at commitment date

Issued for litigation settlements             200,000       0.035        Stock price at commitment date



During the quarter ended September 30, 2003, the Company entered into an agreement with a former service provider to issue 200,000 restricted shares of common stock. This issuance was made as final consideration for sales and marketing services performed. The negotiated settlement resulted in a loss of $7,000 recorded in the quarter ended September 30, 2003.

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

During the quarter ended September 30 2003, the Company settled a dispute with a former officer and board member. No legal action had been filed related to this dispute. A payment of $40,000 was made to this individual in exchange for a complete release of all current and future claims against the Company. His employment contract was terminated. The negotiated settlement resulted in a loss of $9,813 being recorded in the quarter ended September 30, 2003.


     3. BUSINESS SEGMENTS

The Company's revenues are derived from two segments :1) renewable contracts of equipment maintenance services, and 2) value added equipment supply distribution. The following table sets forth the operating contributions of each for the nine months ended September, 2003 and 2002:

                                                 Maintenance          Supplies     Eliminations        Total
2003

Revenues                                        $ 1,692,217           $658,072                   $ 2,350,289
Inter-segment sales                                       0                  0                             0
Net loss                                            (41,330)             (73,582)                   (114,912)
Loss from litigation settlements                     36,567               73,014                     109,581
Depreciation and amortization                        26,496                7,823                      34,319
Interest                                            105,007                   (3)                    105,004
Property & equipment purchases                        5,060                    0                       5,060
Total Assets                                    $ 1,355,704            $ 405,502     ($728,511)  $ 1,032,695


2002

Revenues                                        $ 1,576,290            $ 583,166                 $ 2,159,456
Inter-segment sales                                       0                    0                           0
Net loss                                            (26,528)               6,261                     (20,267)
Depreciation and amortization                        44,001                7,559                      51,560
Interest                                             99,049                  842                      99,891
Property & equipment purchases                          630                    0                         630
Total Assets                                    $ 1,408,556              362,058     ($678,265)  $ 1,092,349


     4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash: Cash includes all short-term highly liquid investments that are readily convertible to known amounts cash and have original maturities of three months or less.

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

Goodwill: Goodwill reflects the cost in excess of the fair values assigned to the underlying net assets of Cartridge Care as of its acquisition date. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The Company believes that there has been no impairment of the carrying value of goodwill of $235,074 as of September 30, 2003.

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

Item 2.  Management's Discussion and Analysis of Operations

Introduction

The financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") for the three and nine month periods ended September 30, 2003, and 2002. OneSource is engaged in two closely related and complimentary lines of technology and business equipment support activities; 1) equipment maintenance services, ("Maintenance"), and 2) value added equipment supply sales, ("Supplies"). OneSource is a leader in the technology equipment maintenance and service industry and is the inventor of the unique OneSource Flat-Rate Blanket Maintenance System(TM). This program provides customers with a Single Source for all general office, computer and peripheral and industry specific equipment technology maintenance, installation and supplies products.

Summary of Operations

Revenues have increased while net income has declined in the nine months ended September 30, 2003 compared to the same period in fiscal 2002. However, excluding the Loss from Litigation Settlements, the net loss has declined by over 73% from the year ago period. The following table summarizes the comparative results for the two periods:

------------------------------------------------------------------------------------------
Summary of Operations                                         2003                 2002
------------------------------------------------------------------------------------------
   Revenues                                             $  2,350,289         $  2,159,456
   Cost of Revenue                                         1,432,779            1,392,013
   Gross Profit                                              917,510              767,443
   Selling General and Administrative Costs                  815,402              660,230
   Operating Income                                          102,108              107,213
   Other Income (Expense)                                   (107,439)            (127,480)
   Loss from Litigation Settlements                         (109,581)                   -
------------------------------------------------------------------------------------------
  Net Loss                                               $  (114,912)        $    (20,267)
------------------------------------------------------------------------------------------

While consolidated revenues to date have increased by almost nine percent (9%) in 2003 compared to 2002, consolidated cost of revenues have increased by less than three percent (3%) resulting in a nineteen percent (19%) increase in gross profit. This reflects the continuing efforts to control parts costs in the maintenance division along with a more efficient use of our labor resources. Changes implemented early in the second quarter of 2002 have shown continuing improvement through the end of the third quarter 2003 as gross margins of the maintenance division for the nine months ended September 30, 2003 have increased to nearly 43% versus 35% for the first nine months of 2002. Management continues to actively focus on this aspect of the maintenance division in order to continue to bring down the costs incurred for parts and labor per service call.

Revenues

Consolidated revenues increased nine percent (9%) for the nine-month period ended September 30, 2003 compared to the same period in 2002. Consolidated revenues increased six percent (6%) for the three-month period ended September 30, 2003 compared to the same period in 2002. As seen in the following table, supply division revenues for the nine-month period ended September 30, 2003 increased thirteen percent (13%) compared to 2002, while the maintenance division revenues increased just over seven percent (7%):


-----------------------------------------------------------------
Revenues                                      2003           2002
-----------------------------------------------------------------
   Maintenance                       $   1,692,217   $  1,576,290
   Supplies                                658,072        583,166
-----------------------------------------------------------------
       Total                         $   2,350,289   $  2,159,456
-----------------------------------------------------------------

The Company's restructuring and realignment of its maintenance n that was implemented in the fourth quarter of 2001 continues to show positive trends as of the end of the third quarter of 2003.

Maintenance revenues have increased seven percent (7%) and five percent (5%) for the nine-month and three-month periods, respectively, ended September 30, 2003 compared to the same periods in 2002. These increases are the result of added service commitments from existing customers as well as the addition of a new contract. This also reflects significant changes the Company has implemented that have improved maintenance customer satisfaction levels to the highest in the Company's history. Although the Company is not currently focused on equipment installation services, to the degree installation opportunities arise in line with present geographic and staffing resources, the Company will pursue and engage them; however, in the near-term management is concentrating on the maintenance and supplies divisions. Now that operational efficiencies and customer satisfaction levels are substantively improved, management is focusing greater attention on growing revenues via both current account extensions as well as through out-bound sales and marketing efforts.

Supply division revenues increased thirteen percent (13%) and nine percent (9%) for the nine-month and three-month periods, respectively, ended September 30, 2003 compared to the same periods in 2002. Supply division revenues were positively impacted by the division's web-based distribution delivery system, as well as the addition of a large new customer, which also entered into a service agreement with the Company's maintenance division. This new account continues to generate profitable margins and contribute significant new volume and positive cash flow.

Gross Margins

Consolidated gross margins for the nine months ended September 30, 2003 have improved slightly over the nine months ended September 30, 2002. Gross margins increased to thirty-nine percent (39%) versus thirty-six percent (36%). Improved inventory control and field service management contributed to the improved margins. Also contributing to the increase were new revenue opportunities from existing clients not requiring additional labor. These improvements focused on strengthening management oversight and information system and process infrastructures to assure better inventory and call routing and dispatch control in the maintenance division. While the maintenance division increased its gross profit margin by eight percent (8%), the supplies divisions gross profit margin decreased by seven percent (7%). This decrease is a result of the addition of the customer referenced above who is a wholesale customer versus a retail customer. Prices for wholesale customers are generally lower, thus generating lower margins; however, wholesale customer volumes are typically higher than retail customers.

Consolidated gross margins for the three months ended September 30, 2003 increased from the three months ended September 30, 2002. Gross margins increased to forty percent (40%) from thirty-five percent (35%). This increase relates to the addition of a new maintenance customer and also added revenue from a large existing customer.

Selling, General and Administrative Costs

General and administrative costs increased approximately $42,000 for the nine months ended September 30, 2003 compared to the same period in the prior year, an eight percent (7%) increase. These costs increased $6,000 for the three months ended September 30, 2003 compared to the same period in the prior year, a three percent (3%) increase. Despite the increases, these costs have declined year over year as a percentage of revenues between periods, representing twenty-nine percent (29%) of gross revenues for the nine months ended September 30, 2003 versus thirty percent (30%) for the same period in the prior year. They represented twenty-five percent (25%) of revenues for both three-month periods ended September 30, 2003 and 2002. The following table summarizes the significant general and administrative cost categories for the nine months ended September 30, 2003 and 2002:

--------------------------------------------------------------------------
General and Administrative                   2003                     2002
--------------------------------------------------------------------------
   Salaries, Wages and Benefits       $   180,926                $ 353,039
   Facilities                             116,198                  110,368
   Legal and Professional                 258,411                   92,532
   Telecommunication Costs                 55,227                   53,778
   Travel and Entertainment                12,951                   13,900
   Other                                   58,988                   17,127
--------------------------------------------------------------------------
      Total                           $   682,701                $ 640,744
--------------------------------------------------------------------------

Most of the cost categories have nominal changes for the nine months ended September 30, 2003 compared to the same period in 2002. The most significant changes were salaries, wages and benefits and legal and professional costs. The approximately $165,000 increase in legal and professional expenses is primarily attributable to the Company's senior management consultants continuing to expand their role as the Company's strategy is implemented, and to legal fees incurred related to final settlements on certain litigation, discussed further below. The approximately $172,000 decrease in salaries, wages and benefits is due primarily to significant headcount reductions made over the past year as part of the Company's ongoing restructuring. Overall, the Company's headcount has been reduced to 29 employees at September 30, 2003 from 35 at the end of 2002 with most of the reductions being made in the general and administrative category.

The following table summarizes the significant selling and marketing cost categories for the nine months ended September 30, 2003 and 2002:

--------------------------------------------------------------------
Selling and Marketing                              2003       2002
--------------------------------------------------------------------
   Salaries Commissions and Benefits        $   111,769  $  14,016
   Advertising and Promotion                      6,069      4,951
   Travel and Entertainment                      14,863        519
--------------------------------------------------------------------
      Total                                 $   132,701  $  19,486
--------------------------------------------------------------------

The increase in selling and marketing costs is largely the result of the Company's efforts to significantly drive new revenue growth by implementing and supporting the sales and marketing initiatives, now that most of the operational, infrastructure and management changes made as part of the restructuring over the past year are largely in place.

The following table summarizes other income (expense) for the nine months ended September 30, 2003 and 2002:

Interest and Other Income (Expense)

-------------------------------------------------------------------------------
Other Income (Expense)                                2003               2002
-------------------------------------------------------------------------------
   Interest                                    $  (105,004)         $ (99,891)
   Other                                            (2,435)           (27,589)
   Loss from litigation settlements               (109,581)                 -
-------------------------------------------------------------------------------
      Total                                    $  (217,020)         $(127,480)
-------------------------------------------------------------------------------

Interest cost has remained relatively consistent between periods as the overall debt level has as well. The most significant item in this category is the loss on litigation settlements recorded in the nine months ended September 30, 2003.

During the quarter ended September 30, 2003, the Company entered into an agreement with a former service provider resulting in the issuance of 200,000 restricted shares of common stock. The negotiated settlement resulted in a loss of $7,000 being recorded in the quarter ended September 30, 2003.

During the quarter ended September 30 2003, the Company settled a dispute with a former officer and board member. No legal action had been filed related to this dispute. A payment of $40,000 was made to this individual in exchange for a complete release of all current and future claims against the Company. His employment contract was terminated. The negotiated settlement resulted in a loss of $9,813 being recorded in the quarter ended September 30, 2003.

During the quarter ended June 30, 2003, the Company entered into two separate settlement agreements with two current shareholders and former owners of companies acquired by the Company in 1999. These agreements end all disputes and litigation among the parties. As part of the settlements the Company agreed to compensate one of the parties with 925,694 restricted shares of common stock, $72,000 payable over 24 months and $42,500 payable in a lump sum on April 1, 2005 and convertible at the holder's option into shares of the Company's voting common stock in accordance with the settlement provisions. The other party was granted 1,000,000 restricted shares of common stock, $30,000 payable over 12 months and $30,000 payable in a lump sum on April 15, 2004 and convertible at the holder's into shares of the Company's voting common stock in accordance with the settlement provisions. As part of the settlement agreements both parties agreed to release and indemnify the Company, its officers and directors from any action or claim relating to the past matters now and in the future. The negotiated settlements resulted in a loss of $92,768 recorded in the second quarter ended June 30, 2003.

Liquidity and Capital Resources

The following table sets forth selected financial condition information as of September 30, 2003 compared to December 31, 2002:


-------------------------- -------------------- --------------------
   Working Capital                ($1,032,754)         ($1,007,838)
-------------------------- -------------------- --------------------
   Total Assets                    $1,032,695           $1,205,944
-------------------------- -------------------- --------------------
   Debt Obligations                $  974,762           $  985,310
-------------------------- -------------------- --------------------
   Shareholders' Deficit            ($579,941)           ($530,543)
-------------------------- -------------------- --------------------

Liquidity and capital resources continued to be closely monitored during the first nine months of 2003. Total costs exceeded revenues throughout the nine months ended September 30, 2003, but are expected to improve in the last quarter. If not for the loss from legal settlements of $109,581 and the associated legal fees, the Company would have been profitable and would have generated positive cash flow for the nine month ended September 30, 2003. With these legal issues now entirely behind the Company, management believes it can continue to improve both cash flow and profitability in the near-term through continued new business.

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

At September 30, 2003, the Company had accrued approximately $47,000 of unpaid payroll taxes, interest and penalties due the IRS. At the end of June 2002, the Company submitted required documentation in support of its "Offer In Compromise" previously filed in 2001 to the IRS. Management believes the Company will be able to successfully liquidate this liability and that the ultimate outcome will not have an adverse impact on the Company's financial position or results of operations.

Employees

At September 30, 2003, the Company employed twenty-nine (29) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relation with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

PART II

Item 1. Legal Proceedings.

     At September 30, 2003, the Company had no outstanding legal proceedings. During the quarter ended June 30, 2003, the Company entered into two separate settlement agreements with two current shareholders and former owners of companies acquired by the Company in 1999. These agreements end all disputes and litigation among the parties. As part of the settlements the Company agreed to compensate one party with 925,694 restricted shares of common stock, $72,000 payable over 24 months and $42,500 payable in a lump sum on April 1, 2005 and convertible at the holder's option into shares of the Company's voting common stock in accordance with the settlement provisions. The other party was granted 1,000,000 restricted shares of common stock, $30,000 payable over 12 months and $30,000 payable in a lump sum on April 15, 2004 and convertible at the holder's option into shares of the Company's voting common stock in accordance with the settlement provisions. As part of the settlement agreements both parties agreed to release and indemnify the Company, its officers and directors from any action or claim relating to the past matters now and in the future. The negotiated settlements resulted in a loss of $92,768 recorded in the quarter ended June 30, 2003.

     During the quarter ended September 30, 2003, the Company settled a dispute with former officer and board member Thomas E. Glasgow. No legal action had been filed related to this dispute and both parties determined to settle their differences. Payment of $40,000 was made to Mr. Glasgow in exchange for complete release of all claims against the Company. His employment contract was terminated. The negotiated settlement resulted in a loss of $9,813 being recorded in the quarter ended September 30, 2003.

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

Item 3. Defaults in Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the quarter ending September 30, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description

-------------------------------------------------------------------------------
3.(i).1  [1]     Certificate of Incorporation of L W Global (U.S.A.), Inc.
                 filed August 27, 1996.

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

23.2     [4]     Consent of Mintmire & Associates  (contained in the opinion filed as Exhibit 5.1)

10.32    [6]     Property lease amendment with EJM Development dated 01,
                 July 2002.

10.33    [6]     Property lease with Broadway Business Center dated
                 October 1, 2002.

10.34    [6]     Employment leasing agreement with Gevity HR dated
                 December 26, 2002.

10.35    [7]    Outsource Management agreement with Partners Resource
                Management dated February 13, 2003.

10.36    [8]    Agreement with Maurice and Judith Mallette dated April 1,2003.

10.37    [8]    Agreement with Ahlwyss and Pamela Fulton dated May 19, 2003.

10.38    *      Agreement with Thomas Glasgow dated July 22, 2003.

10.39    *      Accounts Receivable & Security agreement with New Horizon
                Capital, LLC dated July 3, 2003.

10.40    *      Addendum to Accounts Receivable & Security agreement with
                New Horizon Capital, LLC dated July 3, 2003.

31.1     *      Sarbanes-Oxley Act Section 302 (a) Certification - CEO

31.2     *      Sarbanes-Oxley Act Section 302 (a) Certification - CFO

32.1     *      Certification  of Disclosure by the Company's Chief
                Executive Officer

32.2     *      Certification  of Disclosure by the Company's Chief Financial
                Officer

[1] Filed as an exhibit to the Company Registration Statement on Form 10SB filed July 10, 2000.

[2] Filed as an exhibit to the Company's first amended Registration Statement on Form 10SB filed October 13, 2000.

[3] Filed as an exhibit to the Company's third amended Registration Statement on Form 10SB filed January 26, 2001.

[4] Filed as an exhibit to the Company's Registration Statement on Form S-8 filed July 25, 2001.

[5] Filed as an Exhibit to the Company's Annual Report on Form 10K-SB filed April 3, 2002.

[6] Filed as an Exhibit to the Company's Annual Report on Form 10K-SB filed March 26, 2003

[7] Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB filed May 13, 2003.

[8] Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB filed August 14, 2003.

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

                                    OneSource Technologies, Inc.
                                    (Registrant)


Date: November 14, 2003             By: /s/ Donald E. McIntyre
                                        -------------------------------
                                        Donald E. McIntyre, Chairman


                                    By:  /s/ Michael L. Hirschey
                                        -------------------------------
                                         Michael L. Hirschey,
                                         Chief Executive Officer and Director

                                    By: /s/ Jerry M. Washburn
                                       --------------------------------
                                       Jerry M. Washburn, Director

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                  Title                      Date


/s/ Donald E. McIntyre     Chairman                   November 14, 2003
----------------------
Donald E. McIntyre


/s/ Michael L. Hirschey    Chief Executive Officer
-----------------------    and Director               November 14, 2003
Michael L. Hirschey


/s/ Jerry M. Washburn      Director                   November 14, 2003
----------------------
Jerry M. Washburn