Form 10KSB
period 2003-12-31
ONESOURCE TECHNOLOGIES INC
filed 2004-03-29
CIK 1118421

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2003

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


Issuer's telephone number: (800) 279-0859
                            -------------

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


                        Copies of Communications Sent to:
                              Blume Law Firm, P.C.
                     11801 North Tatum Boulevard, Suite 124
                             Phoenix, AZ 85028-1612
                     Tel: (602) 494-7976 Fax: (602) 494-7313
                    -----------------------------------------

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes  X        No
                      ---          ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year. $3,074,625

     The aggregate market value of the voting common equity held by non-affiliates as of March 25, 2004 was $603,723 based upon 38,702,623 shares outstanding of which 14,724,958 was held by non-affiliates and a share price of $0.041. No non-voting common equity is outstanding.


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

     Our executive offices are presently located at 7419 East Helm Drive, Scottsdale, AZ 85260. Our telephone number is (800) 279-0859 and its facsimile number is (480) 889-1166.

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

     In December 2001, the Company's directors, at a meeting of the Board of Directors, approved the issuance of options to purchase shares of the Company's common stock. Thomas E. Glasgow, the Company's former Chairman, Jerry Washburn, the Company's former President, CEO, Director and acting Secretary and Treasurer and Donald Gause, a former Director of the Company, received options to purchase 1,700,000, 200,000 and 100,000 shares of the Company's restricted common stock at an exercise price of $0.03 per share for a period of three (3) years, respectively. The directors also rescinded approval of a previous issuance of 500,000 shares of the Company's common stock to Thomas E. Glasgow. For such offering, the Company relied upon the Section 4(2) and the 506 Exemption of the Securities Act of 1933 and Section 14-4-140 of the Arizona Code. See Part I,
Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

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

     Between January 2002 and the filing of this report, 390,000 shares of the Company's restricted common stock were issued to two (2) individuals for settlement of outstanding notes payable, to one (1) individual for consulting services and the Company's legal counsel for legal services on behalf of the Company. For such issuances, the Company relied upon the Section 4(2) and 506 Exemption Federally, Section 14-4-140 of the Arizona Code for the State of Arizona exemption and Section 517.061(11) of the Florida Code for the State of Florida exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants.

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

     In February 2003 at a meeting of the Board of Directors, Thomas E. Glasgow was terminated as the acting Chief Operating Officer and Director of the Company and Jerry Washburn resigned as President and Chief Executive Officer of the Company with Mr. Washburn retaining his Directorship. At that same meeting of the Board of Directors, Donald E. McIntyre was elected Chairman of the Board succeeding Mr. Glasgow and Michael L. Hirschey was appointed Chief Executive Officer of the Company succeeding Mr. Washburn. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

         In March 2003, Partners Resource Management, LLC (PRM) was granted 9,000,000 shares of common stock as part of its Agreement to provide management services to the Company. PRM is an Arizona Limited Liability Company and Michael
L. Hirschey, current CEO of the Company, is its sole Member.


b) Business of Issuer.

General

     OneSource is engaged in two closely related and complementary lines of business, 1) renewable contract equipment maintenance services, 2) value added equipment supply distribution. The Company is primarily focused on banking and financial services and retail industries even though its service and product offerings can be readily applied in any industry. These two industries are emphasized because of the significantly greater number of equipment items used in banking, financial service and retail enterprises compared to other businesses. Like companies in other industries, banking and retail enterprises use large numbers of general business equipment items such as copiers, facsimiles, PCs and peripherals, but in addition they also utilize significant quantities of industry specific machines like coin/currency counting and handling machines, check processing and encoding equipment and ATMs in banking and point-of-sale ("POS") scanner and register systems in the retail industry.

     The Company's customer mix at the end of 2003 and 2002 consisted of primarily banking (5% and 8% respectively) and retail (67% and 60% respectively) companies located in Arizona, California, Colorado, Nevada, and New Mexico. Approximately eighty-one percent (81%) and sixty-seven percent (67%) of the Company's revenue was generated from five (5) customers through December 31, 2003 and 2002 respectively, the largest of which contributed approximately sixty-seven percent (67%) and fifty-seven percent (57%) respectively.

Maintenance Services

     OneSource has pioneered a patent pending "flat-rate blanket maintenance service" approach covering a broad array of general business and industry specific equipment. The Company's patent pending service program is unique because it takes a horizontal approach to equipment maintenance rather than the typical vertical approach traditionally offered. In doing so, it creates wide based savings by being able to service multiple equipment items for a flat fee, which constitutes the basis for a package pricing to customers. Equipment maintenance service is delivered on-site to customers by Company employed field service technicians operating from their homes throughout the Company's territorial reach, which presently includes the states of Arizona, Northern California, Colorado, Nevada, and New Mexico. All supporting services, including call center dispatching, routing and control, parts procurement and logistics are centrally housed in the Company's Arizona corporate facilities. Communication and field service connectivity is realized through the utilization of a number of communication technology devices, e.g., wireless telephones, pagers, the Internet and Company Intranet services.

     For the twelve months ended December 2003 and 2002, Maintenance revenues constituted approximately Seventy-four percent (74%) and seventy-two percent (72%) respectively of total consolidated revenues.

Installation Services

     The Company acquired the technical competencies via a 1999 acquisition to undertake equipment installation assignments at existing as well as prospective customers. The Company intends to expand this capability throughout its geographic locations. The Company's customer profile includes large regional enterprises and/or divisions of national companies in the banking and retail industries as these companies periodically incur the need to refresh their equipment installation configurations in the face of new technologies and expansion. These capabilities complement the Company's maintenance and supplies operations by being able to support the customer base.

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

Dependence on one or few customers

     The Company presently generates a significant portion of its gross revenues from a limited number of customers. Approximately eighty-one percent (81%) was generated from five (5) customers through December 31, 2003, of which the largest contributed approximately sixty-seven percent (67%). The following table summarizes the contribution of these five largest accounts:

       Customer                          2003 Revenues (000)              %
    -------------------                  -------------------             ---
    Kroger Corporation                        $2,065                     67
    EON Office Supplies                          225                      8
    United Parcel Service                         74                      2
    TSSI                                          64                      2
    Bank of America                               51                      2

Research and Development

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


Cost of Research and Development

     For fiscal years 2003 and 2002, the Company expended no measurable amount of money on research and development efforts. At the current time, none of the costs associates with research and development are borne directly by the customer; however there is no guarantee that such costs will not be borne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be borne by the customer, if at all.

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

Employees and Consultants

     At year-end 2003 the Company had twenty-seven (27) full-time employees and no part-time employees. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be good.

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

     The Company had been named in a lawsuit claiming that the developer of a certain website project was unpaid. The Company disputed the claim stating that it was not the owner of the website and that it therefore should not be named as an obligor for its development. The amount of the claim was $13,000. This case was settled with the Company paying $4,500 to the claimant in May 2002.

     The Company has settled a dispute with the former owner of Net Express. The dispute related to certain transactions totaling approximately $60,000 entered into by the former owner on behalf of Net Express without appropriate management approval. A settlement was reached in April, 2003 wherein Management has agreed to grant 1,000,000 restricted shares of common stock, pay $30,000 payable over twelve months, and pay $30,000 in a lump sum on April 15, 2004 and convertible at the holder's option into shares of the Company's voting common stock in accordance with the settlement provisions. As part of the settlement agreement, the party greed to release and indemnify the Company, its officers and directors from any action or claim relating to the past matters now and in the future.

     In April 2003, the Company reached a settlement with a current shareholder and former owner of a company acquired in 1999. This agreement ends all disputes and litigation among the parties. As part of the settlement the Company agreed to compensate the party with 925,694 restricted shares of common stock, pay $72,000 over 24 months, and pay $42,500 in a lump sum on April 1, 2005 and convertible at the holder's option into shares of the Company's voting common stock in accordance with the settlement provisions.

     The Company had been named in a workman's compensation lawsuit filed by a former employee. The amount of the claim was $20,000. The Company did not have workman's compensation coverage during a short period of time in 2000. However, costs incurred by the former employee have been paid by the Arizona Industrial Commission and accordingly the Company believed the claims of the former employee were groundless and aggressively disputed the matter. This suit was dropped by the plaintiff in March 2002.

     In July 2003, the Company settled a dispute with a former officer and board member. No legal action had been filed related to this dispute. A payment of $40,000 was made to this individual in exchange for a complete release of all current and future claims against the Company. His employment contract was terminated. The negotiated settlement resulted in a loss of $9,813 being recorded in the year ended December 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

     No other matters were put before the vote of the Company's shareholders in 2003.

                                     PART II

  Item 5. Market for Common Equity and Related Stockholder Matters and Market
                                  Information.

     The Company's common stock is presently quoted on the Over The Counter Bulletin Board (OTCBB). The common stock of the Company was quoted under the symbol "OSTK" from May 1999 through February 20, 2002 whereupon the symbol was changed to "OSRC". The high, low and average bid information for each quarter since May 1999 to the present are as follows:

     Quarter                    High Bid          Low Bid          Average Bid
-------------------             --------          -------          -----------
Second Quarter 1999                .63               .25                .44
Third Quarter 1999                 .88               .38                .63
Fourth Quarter 1999                .69               .16                .42
First Quarter 2000                1.88               .25               1.06
Second Quarter 2000                .67               .20                .44
Third Quarter 2000                 .59               .11                .33
Fourth Quarter 2000                .74               .07                .41
First Quarter 2001                 .125              .11                .11
Second Quarter 2001                .22               .145               .17
Third Quarter 2001                 .065              .065               .065
Fourth Quarter 2001                .03               .02                .03
First Quarter 2002                 .125              .02                .055
Second Quarter 2002                .05               .015               .02
Third Quarter 2002                 .034              .011               .02
Fourth Quarter 2002                .03               .008               .02
First Quarter 2003                 .04               .02                .03
Second Quarter 2003                .04               .01                .025
Third Quarter 2003                 .08               .025               .052
Fourth Quarter 2003                .05               .03                .04


     Please note that over-the-counter market quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

Description of Capital Stock

     The Company's authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value per share and 1,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2003, the Company had 38,702,623 shares of its common stock outstanding and none of its preferred stock outstanding.

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

Item 6. Management's Discussion and Analysis of Operations - Full Fiscal Years

                                  Introduction

The financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") for the years ended December 31, 2003 and 2002. OneSource is engaged in two closely related and complimentary lines of technology and business equipment support activities; 1) equipment maintenance services, ("Maintenance") 2) value added equipment supply sales, ("Supplies"). OneSource is in the technology equipment maintenance and service industry and is the inventor of the OneSource Flat-Rate Blanket Maintenance System(TM). This program provides customers with a Single Source for all general office, computer and peripheral and industry specific equipment technology maintenance, installation and supply products.

Summary of Operations

Operating results have improved in the year ended December 31, 2003 compared to the year ended December 31, 2002. The following table summarizes the comparative operating results for the two periods:

-----------------------------------------------------------------------------------
Summary of Operations                                       2003           2002
-----------------------------------------------------------------------------------
Revenues                                                 $3,074,625    $ 2,958,871
Cost of Revenue                                           1,900,124      1,928,071
Gross Margin                                              1,174,501      1,030,800
Selling, General and Administrative Costs                 1,122,874        838,876
Operating Income (Loss) before Discontinued Operation        51,627        191,924
Other Income (Expense)                                     (126,281)      (176,311)
Loss from litigation settlements                           (124,053)         -
Loss from discontinued operations                          (235,074)         -
-----------------------------------------------------------------------------------
Net Income (Loss)                                        $ (433,781)   $    15,614
-----------------------------------------------------------------------------------

During 2003, Management had resolved many issues which had the potential to curtail the growth of the Company. While the net loss for 2003 is $433,781 compared to net income of $15,614 for 2002, this included charges of $235,074 related to the write-down of goodwill associated with the shutdown of in-house manufacturing of toner cartridges. This facet of the business is now being outsourced to a manufacturer in California at more favorable pricing than that achieved by the in-house manufacturing process. Over $124,000 of the net loss is a result of settlement related to litigation or potential litigation.

While consolidated revenues increased slightly by about four percent (4%) in 2003 compared to 2002, consolidated cost of revenues actually declined approximately 1.5% resulting in a fourteen percent (14%) increase in gross profit for the year ended December 31, 2003 compared to the year ended December 31, 2002. Changes implemented early in the first quarter of 2003 started to show improvement by the end of the year as gross margins of the maintenance division had increased significantly to 42% by the end of 2003 versus 34% during the year ended December 31, 2002. Management will continue to focus on this aspect of the service operations in order to continue to bring down parts usage costs.


Revenues

Consolidated revenues increased by 4% in the year ended December 31, 2003 compared to the same period in 2002 as a result of increased revenues in the maintenance divisions. Supply division revenues fell two (2%) compared to 2002. the following table details maintenance and supply division revenues for 2003 & 2002:

Revenues                                                  2003            2002
--------------------------------------------------------------------------------
   Maintenance                                       $  2,274,329   $  2,137,754
   Supplies                                               800,296        821,117
--------------------------------------------------------------------------------
       Total                                         $  3,074,625   $  2,958,871
--------------------------------------------------------------------------------

The six percent (6%) increase in maintenance revenues during 2003 is the result of added service commitments from existing customers and reflects the positive benefits of changes the Company has implemented that have improved maintenance customer satisfaction levels to the highest in the Company's history. This added business increased the concentration of the Company's revenues with the Kroger Corporation to sixty-seven (67%) percent of total revenues. In December 2003, the Company had successfully renewed the contract to supply maintenance services to a division of the Kroger Corporation. This contract is in effect through January 2005.

Supply division revenues decreased two percent (2%) in 2003 compared to 2002, which was slightly less than management had forecasted for the division. As the remanufactured cartridge business is becoming more competitive and thus driving margins lower, Management has made the concerted effort to pursue the much more highly margined maintenance contracts.

Cost of Revenues and Gross Margins

Consolidated gross margins for the year ended December 31, 2003 were slightly higher compared to 2002. This is the result of increased revenues in the maintenance division which provided margins at 42% versus revenues in the supplies division which provided margins at 29%.

Selling, General and Administrative Costs

General and Administrative costs have increased $77,000 for the year ended December 31, 2003 versus the period ended in 2002. Much of this is due to legal and professional charges associated with the settlement of various litigation issues. Management has also upgraded key personnel to position the Company for additional growth. The following table details the significant components of general and administrative costs :

   General and Administrative                  2003                      2002
--------------------------------------------------------------------------------
   Salaries, Wages and Benefits          $    218,893              $    469,659
   Facilities                                 155,361                   153,571
   Legal and Professional                     331,607                    97,536
   Telecommunication Costs                     71,692                    72,334
   Travel and Entertainment                    15,015                    22,626
   Other                                      101,717                     1,226
--------------------------------------------------------------------------------

      Total                              $    894,285             $     816,953
--------------------------------------------------------------------------------

  Sales and Marketing                                     2003           2002
--------------------------------------------------------------------------------
     Salaries, Commissions and Benefits                $  198,819     $   14,016
     Advertising and Promotion                              6,663          6,067
     Travel and Entertainment                              23,107          1,841
--------------------------------------------------------------------------------
        Total                                          $  228,589     $   21,923
--------------------------------------------------------------------------------

The increase in sales and marketing personnel costs is largely the result of the Company's aggressive strategy of pursuing new sales opportunities. The Company now has 4 full time sales persons as compared to only one-half of the time of one person in 2002.

Other Income (Expense)

  Other Income (Expense)                            2003              2002
------------------------------------------------------------------------------
     Interest expense                          $   (120,519)      $  (140,883)
     Loss from litigation settlements              (124,053)             -
     Impairment of goodwill                        (235,074)             -
     Other                                           (5,761)          (35,428)
------------------------------------------------------------------------------
        Total                                  $   (485,407)      $  (176,311)
------------------------------------------------------------------------------

Interest costs declined in 2003 by 14% mainly because the Company has stopped accruing interest on debt which the Company believes it may not have the obligation to repay.

The Company also incurred one-time charges of $124,053 related to the settlement of litigation or potential litigation issues. In conjunction with a restructuring of its cartridge supply division, the Company incurred a charge of $235,074 as an impairment of the goodwill previously recorded relating to an acquisition of a company in that division.

Liquidity and Capital Resources

The following table sets forth selected financial condition information as of December 31, 2003 compared to December 31, 2002:

Balance Sheet                                       2003               2002
-------------                                       ----               ----
   Working Capital                              $  (485,995)       $(1,007,838)
--------------------------------------------------------------------------------
   Total Assets                                     788,429          1,205,944
--------------------------------------------------------------------------------
   Debt Obligations                               1,090,015            985,310
--------------------------------------------------------------------------------
   Shareholders' (Deficit)                        $(884,338)         $(530,543)
--------------------------------------------------------------------------------

While operationally things have improved since 2002, liquidity and financing continued to be a challenge during 2003.

To improve overall cash flow the Company has entered into an Agreement with a financing institution to provide advance payments on certain outstanding accounts receivable. At December 31, 2003 the Company owed $132,000 to this institution.

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

     At December 31, 2003, the Company had accrued approximately $48,000 of unpaid payroll taxes, interest and penalties due the IRS. At the end of June 2002, the Company submitted required documentation in support of its "Offer In Compromise" previously filed in 2001 to the IRS. Management believes the Company will be able to successfully liquidate this liability and that the ultimate outcome will not have an adverse impact on the Company's financial position or results of operations. Information has been provided, the Company is continuing to fully cooperate, and resolution of this issue should be forthcoming.

Employees

     At December 31, 2003, the Company employed twenty-seven (27) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relation with its employees to be excellent.

     In February 2003 at a meeting of the Board of Directors, Thomas E. Glasgow was terminated as the acting Chief Operating Officer of the Company and Jerry Washburn resigned as President and Chief Executive Officer of the Company but Mr. Washburn retained hisDirectorship of the Company. Michael L. Hirschey was appointed as Chief Executive Officer of the Company and Leonard J. Ksobiech was appointed as the Company's Chief Financial Officer.


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

Item 8. Changes in and Disagreements with Accountants

     None.

                          Independent Auditor's Report


To the Stockholders and Board of Directors of OneSource Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of OneSource Technologies, Inc. as of December 31, 2003 and related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OneSource Technologies, Inc. as of December 31, 2003, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



/s/  Epstein, Weber & Conover, P.L.C.
-------------------------------------
Scottsdale, Arizona
February 27, 2004

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2003
--------------------------------------------------------------------------------


ASSETS

CURRENT ASSETS:
    Cash                                                       $    91,907
    Accounts receivable                                            308,531
    Inventories                                                    179,584
    Other current assets                                             1,750
                                                               -----------
        Total current assets                                       581,772
                                                               -----------

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $223,533                                         63,442


DEFERRED INCOME TAXES                                              140,187

OTHER ASSETS                                                         3,028

                                                               -----------
TOTAL ASSETS                                                   $   788,429
                                                               ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                           $    48,789
    Accrued expenses and other liabilities                         313,064
    Deferred revenue                                               220,899
    Current portion of debt                                        485,015
                                                               -----------
         Total current liabilities                               1,067,767
                                                               -----------

INSTALLMENT NOTES - LONG-TERM PORTION                              605,000

                                                               -----------
TOTAL LIABILITIES                                                1,672,767
                                                               -----------

STOCKHOLDERS' DEFICIT
    Preferred Stock, $.001 par value, 1,000,000
        shares authorized, none issued -
    Common Stock, $.001 par value, 50,000,000
        shares authorized, 38,702,623 -
        issued and outstanding at December 31, 2003                 38,703
    Paid in capital                                              2,831,930
      Deferred stock compensation                                  (60,000)
    Accumulated deficit                                         (3,694,971)
                                                               -----------
                                                                  (884,338)
                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $   788,429
                                                               ===========



         The accompanying notes are an integral part of this statement.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002
--------------------------------------------------------------------------------
                                                                2003             2002
                                                             ------------    ------------
REVENUE, net                                                 $  3,074,624    $  2,958,871
COST OF REVENUE                                                 1,900,124       1,928,071
                                                             ------------    ------------
     Gross Profit                                               1,174,501       1,030,800

GENERAL AND ADMINISTRATIVE EXPENSES                               894,285         816,953
SELLING AND MARKETING EXPENSE                                     228,589          21,923
                                                             ------------    ------------
         Operating Income (Loss)                                   51,626         191,924

OTHER INCOME (EXPENSE):
  Interest expense                                               (120,519)       (140,883)
  Other income (expense)                                          ( 5,761)        (35,427)
  Loss from litigation settlements                               (124,053)          -
  Impairment of goodwill                                         (235,074)          -
                                                              ------------    ------------
         Total other expense                                     (485,407)       (176,310)

                                                              ------------    ------------
INCOME(LOSS)BEFORE INCOME TAXES                                  (433,781)         15,614

INCOME TAXES
                                                             ------------    ------------
NET INCOME (LOSS)                                                (433,781)         15,614
                                                             ============    ============
EARNINGS PER SHARE :
         Basic

                                                             $   (  0.01)             **
                                                             ============    ============

         Diluted


                                                             $    ( 0.01)             **
                                                             ============    ============
Weighted Average Shares Outstanding:
     Basic                                                     35,947,039      25,705,509
     Diluted                                                   35,947,039      25,705,509

   **Less than $0.01 per share



   The accompanying notes are an integral part of these financial statements.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------
                                                                         Deferred
                                              Common Stock                Stock          Paid-in       Accumulated
                                         Shares           Amount       Compensation        Capital         Deficit          Total
                                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2001               24,963,317    $     24,963    $        -      $  2,685,004    $ (3,276,804)   $   (566,837)
                                       ------------    ------------    ------------    ------------    ------------    ------------

  Stock issued for services               1,800,000           1,800             -            18,700             -            20,500

  Stock issued for note conversion           90,000              90             -                90             -               180

  Net income                                    -               -               -               -            15,614          15,614
                                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2002               26,853,317    $     26,853    $        -      $  2,703,794    $ (3,261,190)   $   (530,543)
                                       ============    ============    ============    ============    ============    ============

  Stock issued for services               9,000,000           9,000       (60,000)           81,000             -            30,000

  Stock issued to settle claims           2,849,306           2,850             -            47,136             -            49,986

  Net Income                                    -                -              -                -         (433,781)       (433,781)
                                        -----------    ------------    ------------    ------------    -------------   ------------
BALANCE, DECEMBER 31, 2003               38,702,623    $     38,703    $  (60,000)     $  2,831,930    $ (3,694,971)   $   (884,338)
                                        ===========    ============    ============    ============    =============   ============



   The accompanying notes are an integral part of these financial statements.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002
--------------------------------------------------------------------------------



                                                                                2003           2002
                                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $  (433,781)    $   15,614
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operations -

         Impairment loss on goodwill                                            235,074            -
         Loss on disposal of fixed assets                                           -           24,494
         Depreciation and amortization                                           46,507         69,639
         Stock issued for services                                               30,000         20,500
         Stock issued for settlements                                            49,986            -
         Legal settlements made with notes payable                               59,254
         Changes in assets and liabilities:
              Accounts receivable                                               141,898       (138,434)
              Inventory                                                          32,362          1,373
              Other current assets                                                8,754         13,548
              Other assets                                                           -          (1,705)
              Accounts payable                                                 (139,639)      (147,397)
              Accrued expenses and other liabilities                                935         36,149
              Deferred revenue                                                   20,528         60,745
                                                                            -----------    -----------
                     Net cash (used) provided in continuing                      51,878        (45,475)
                         operating activities
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                     (6,167)        (5,269)
         Proceeds from disposal of equipment                                         -           5,500
                                                                            -----------    -----------
                      Net cash provided by (used in) investing activities        (6,167)           231
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                 132,310         69,000
    Principal payments on notes payable                                        (141,381)       (43,922)
                                                                            -----------    -----------
                      Net cash provided by financing activities                  (9,071)        25,078
                                                                            -----------    -----------

NET DECREASE IN CASH                                                             36,640        (20,166)

CASH, beginning of year                                                          55,267         75,433
                                                                            -----------    -----------
CASH, end of year                                                           $    91,907    $    55,267
                                                                            ===========    ===========


   The accompanying notes are an integral part of these financial statements.

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------
                                                                        2003       2002
                                                                      --------   --------
SUPPLEMENTAL CASH FLOW INFORMATION

    Interest Paid                                                     $  59,830  $ 44,208
                                                                      =========  ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    Common stock issued for services and legal settlements            $ 79,986   $ 20,500
                                                                      ========   ========

    Common stock issued for note conversion                           $    -     $    180
                                                                      ========   ========

    Debt extinguished in exchange for property                        $    -     $ 12,771
                                                                      ========   ========

    Accounts payable conversion to debt                               $    -     $ 20,334
                                                                      ========   ========

    Notes payable issued in legal settlements                         $159,500   $    -
                                                                      ========   ========



   The accompanying notes are an integral part of these financial statements.

ONESOURCE TECHNOLOGIES, INC.
NOTES TO CONOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

     While the Company has returned to positive operational cash flow, it continues to have a working capital deficiency of approximately $485,000 at December 31, 2003. In addition, the Company is in default on certain of its notes payable obligations. The Company intends to restructure much of the outstanding debt. Approximately $326,000 of the debt outstanding at December 31, 2003 is held by individuals or entities that have an equity stake in the Company. Management believes that these individuals and entities have an interest in assisting in the Company's long-term viability and will respond positively to debt restructuring. However, there can be no assurances that the debt will be restructured.

     The Company has an obligation of $560,000 due to a single creditor. This creditor was found guilty of conducting fraudulent activities by the Arizona Corporation Commission in April 2003. The Company and its legal counsel believe that due to these circumstances, the Company may not be obligated to repay this obligation and the creditor will not have legal means to pursue collection. The creditor has not contacted the Company in over a year. The Company has ceased accruing interest on this obligation.

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

     Goodwill:
     ---------
     Goodwill reflects the cost in excess of the fair values assigned to the underlying net assets of Cartridge Care as of its acquisition date. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The Company has restructured its cartridge remanufacturing business. The goodwill originated from the acquisition of the cartridge remanufacturing business and the Company believes that the business, as it was acquired has changed substantially and that there has been an impairment of the carrying value of goodwill. During the year ended December 31, 2003, the Company wrote off the remaining carrying value of goodwill of $235,074.

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

     Advertising:
     ------------
     The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2003 and 2002 were $4,479 and $3,656, respectively.

     Financial instruments:
     ----------------------
     Financial instruments consist primarily of accounts receivable, accounts payable, accrued expenses and short-term debt. The carrying amount of accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value due to the short-term maturities of those instruments. Certain non-interest bearing notes payable have been discounted at what the Company considers its fair borrowing rate and the Company believes that the carrying value approximates fair value. The Company cannot estimate the fair value of two notes payable with a total principal balance of $605,000 at December 31, 2003, because it cannot locate the creditors and repayment terms of the notes are uncertain.

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

     Recently Issued Accounting Pronouncements:
     -----------------------------------------
     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The Company estimated the impact of adopting these new rules is not material.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 did not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company is presently reviewing arrangements to determine if any variable interest entities exist but does not anticipate the adoption of FIN 46 will have a significant impact on the Company's financial statements.


3.   INVENTORIES

     Inventories consisted of the following at December 31, 2003:

     Finished goods                      $ 33,332
     Parts and supplies                   132,955
     Raw materials                         18,786
     Less reserve for obsolescence         (5,489)
                                        ----------
                                 Total  $ 179,584
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

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2003:

     Equipment                                $ 116,373
     Furniture and fixtures                     108,653
     Vehicles                                    18,864
     Leasehold improvements                      43,085
                                             -----------
                          Total                 286,975
     Less: accumulated depreciation            (223,533)
                                             -----------
                          Total, net          $  63,442
                                             ===========

     Depreciation expense for the years ended December 31, 2003 and 2002 was $46,507 and $69,639, respectively.

     The Company has determined that it will cease remanufacturing toner and printer cartridges and rather distribute cartridges remanufactured by third parties. At December 31, 2003, the Company held equipment used in the remanufacturing process with a net book value of approximately $22,000. This equipment is held for sale but the Company did not formulate a formal plan to dispose of the assets and begin seeking buyers for the equipment until after December 31, 2003. The Company has begun disposing of some of these assets through sales subsequent to December 31, 2003 and does not believe that the carrying value is materially impaired at December 31, 2003.

5.   NOTES PAYABLE

     Notes payable consist of the following at December 31, 2003:

        Secured note payable, accounts receivable factoring arrangement, collateralized by accounts receivable, interest at 7.25% per annum,
        expires March 15, 2004, maximum borrowing facility of $400,000              $ 132,310

        Installment note payable, collateralized by a vehicle,
        interest at 10% per annum, total monthly installments
        of $321 through 2004                                                            3,720

        Investor notes payable, unsecured, interest from 10%
        to 18% per annum, due March 2001 to July 2002                                 265,000

        Unsecured demand notes payable to investor, interest at 14%                   560,000

        Unsecured note payable to an individual, non-interest bearing, due April 15, 2004.  The note arose as part of a legal
        settlement. The note has a face amount of $60,000 and was discounted
        at 8% resulting in an original principal amount of $55,306                     37,500

        Unsecured note payable to an individual, non-interest bearing, due April 1, 2005, The note arose as part of a legal
        settlement. The note has a face amount of $114,500 and
        was discounted at 8% resulting in an original principal
        amount of $103,245.                                                            88,500

        Unsecured demand note payable to director, interest at 5%                       2,985
                                                                                    ---------
                   Total                                                            1,090,015
                   Less:  long term portion of installment notes                     (605,000)
                                                                                    ---------
                   Total current portion of debt                                    $ 485,015
                                                                                    =========

     The Company is in default on note payable obligations totaling $825,000 at December 31, 2003, but is attempting to restructure these notes. Accrued interest associated with these notes totaled approximately $188,976 at December 31, 2003. See Note 1 for further discussion on management's plans for these matters .

     During the year ended December 31, 2002, a management employee purchased a Company owned vehicle by assuming the remaining obligation of $12,771, which approximated the fair value of the vehicle. Also during 2002, the Company converted expense reimbursements owed a management employee and director totaling $19,000 to a note payable bearing interest at 5%. In 2003, this note was repaid as part of a settlement with that individual.

6.   INCOME TAXES

     The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes, and recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is provided for the portion of net deferred tax assets that are not more likely than not to be realized. The provision for income taxes for the years ended December 31, 2003 and 2002 consisted of the following:

                                                          2003           2002
                                                      -----------    ----------
     Current tax provision (benefit)                  $ (150,265)    $  (1,988)

     Deferred tax provision (benefit)                    150,265         1,988
                                                      ----------    ----------
                                            Total     $       -      $      -
                                                      ==========    ==========

     Deferred tax assets of $1,298,231 at December 31, 2003 consist primarily to federal net operating loss carry-forwards of $3,209,000 and state net operating loss carry-forwards of $1,984,000. The carry-forwards expire from 2004 through 2023. The remainder of the deferred tax assets relate to allowances on accounts receivable and inventories and a difference in the book and tax basis of the goodwill related to Cartridge Care. The remaining carrying value of goodwill was written off for book purposes in the year ended December 31. 2003. However, the asset must be amortized over the remaining ten years for income tax purposes. There is no deferred tax liability at December 31, 2003. The deferred tax asset of at December 31, 2003 is offset by an equal valuation allowance of $1,298,231. The valuation allowance increased by $168,000 in the year ended December 31, 2003.

     Reconciliation of the effective tax rates to the statutory rates in effect during the years ended December 31 are as follows:

                                                2003              2002
                                             $        %        $         %
                                         ----------------  -----------------
     Federal                             $ (142,566) (34%) $   2,342     34%
     State                                  (25,159)  (6%)       937      6%
     Change in valuation allowance and      171,123   41%     (4,534)   (29%)
     expiration of state NOLs                                      -      0%
     Miscellaneous                           (3,398)  (1%)     1,255      8%
                                         ----------------  -----------------
                                         $      -      0%  $      -       0%
                                         ================  =================

7.   LEASES

     The Company leases certain of its facilities under long-term operating leases. Rent expense under these leases was $127,494 and $104,993 for the years ended December 31, 2003 and 2002, respectively. Future minimum annual lease payments under these agreements are as follows for the years ended December 31:

             2004             83,832
             2005             16,546
                           ---------
                  Total    $ 100,378
                           =========

     The Company had several capital leases, all of which expired during the year ended December 31, 2002. Interest expense associated with these leases for the years ended December 31, 2003 and 2002 was not significant.

8. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company's accounts receivable potentially subject the Company to credit risk. Approximately 64% of the accounts receivable balance at December 31, 2003 is due from two customers. In addition, approximately 75% of the Company's revenue was generated from two customers for the year ended December 31, 2003 with the largest customer accounting for 67%. For the year ended December 31, 2002, approximately 67% of the Company's total revenues were derived from five customers, with the largest customer contributing approximately 57%.

9. EMPLOYEE BENEFIT PLAN

     The Company provided benefits through a 401(K) plan for all full time employees who have completed six months of service and are at least 21 years of age. Employer contributions to the plan are at the discretion of the Board of Directors. The Company made no contributions to the plan for the years ended December 31, 2003 and 2002.

10. COMMITMENTS AND CONTINGENCIES

     The Company has accrued delinquent payroll taxes, penalties and interest of approximately $48,513 at December 31, 2003 of which about $22,000 represents taxes due. These delinquent payroll taxes were incurred in the year ended December 31, 1999. In July 2002 the Company filed an Offer in Compromise with the IRS wherein it asked the IRS to waive all remaining penalty and interest. The IRS rejected this offer, however, the Company believes the IRS erred in its conclusions and intends to appeal this decision. The ultimate outcome of this matter is uncertain, however, the Company has accrued the outstanding liability so the ultimate outcome will not have an adverse impact on the Company's financial position or results of operations.

     The Company is in a dispute with an investment firm related to funds loaned to the Company and the Company's common stock subscribed by the investment firm and one of its related entities. The investment firm is claiming that it loaned the Company $25,000 that is due by the Company. The Company claims that the loan was repaid in the form of common stock issued to the investment firm's related entity. The Company believes that it has adequate defense against the claim made by the investment firm.

11.  BUSINESS SEGMENTS

     The Company's revenues are derived from two closely related and complementary service and product segments, 1) renewable contract equipment maintenance services, and 2) value added equipment supply distribution. The following table sets forth the operating contributions of each segment for the years ended December 31, 2003 and 2002:

                                                    2003
                                 Maintenance      Supplies        Total
                           ------------------------------------------------
Revenues                         $ 2,274,329    $ 800,295      $ 3,074,624
Operating income(loss)                90,250      (38,624)          51,626
Depreciation                          36,077       10,430           46,507
Goodwill impairment loss                   -      235,074          235,074
Interest expense                     120,203          319          120,519
Capital additions                      6,167            -            6,167
Goodwill                                   -            -                -
Total assets                         636,563      151,866          788,429


                                                   2002
                                 Maintenance      Supplies        Total
                           ------------------------------------------------
Revenues                         $ 2,137,754    $ 821,117      $ 2,958,871
Operating income(loss)               170,107       23,818          193,925
Depreciation                          59,480       10,159           69,639
Interest expense                     139,891          992          140,883
Capital additions                      5,629            -            5,629
Goodwill                                   -      235,074          235,074
Total assets                         770,857      435,087        1,205,944

12. STOCKHOLDER'S DEFICIT

     Shares issued to employees and others for services are valued based on the fair value of the stock issued and/or the service rendered. Other non-monetary common stock transactions were valued at the trading price of the stock at the date of the transactions. The following table shows the number of shares issued, the amount recorded as expense and basis of valuation for shares issued for services in the years ended December 31, 2003 and 2002.

                          Shares      Value
   Description            Issued    Per Share            Valuation Basis
----------------------   --------   ----------    ------------------------------
2003
----

   Issued for services   9,000,000    $ 0.01      Stock price at commitment date

   Issued for litigation
     settlement            850,000    $ 0.02      Stock price at commitment date

   Issued for litigation
     settlement            799,306    $ 0.02      Stock price at commitment date

   Issued for litigation
     settlement          1,000,000    $ 0.01      Stock price at commitment date

   Issued for services     200,000    $ 0.035     Stock price at commitment date


2002
----
   Issued for services   1,800,000    $ 0.01      Stock price at commitment date


     Shares issued for services during the year ended December 31, 2003 were issued in two separate transactions and include 9,000,000 shares issued to Partners Resource Management, LLC ("Partners")for providing management, sales and administrative services to the Company. Partners' sole member is Michael L. Hirschey, CEO and Director of the Company. The 9,000,000 shares issued to Partners is earned as follows:

      3,000,000    immediately upon entering into contract
      3,000,000    at December 31, 2003 if certain operating criteria are met
      3,000,000    at December 31, 2004 if certain operating criteria are met

     The operating criteria were not met as of December 31, 2003. However, the shares may vest upon other events occurring such as a merger or the raising of capital. The vested 3,000,000 shares were expensed at the value of $30,000 in the year ended December 31, 2003. The $60,000 value of remaining 6,000,000 shares is deferred until vested and reflected as a charge in the equity section of the accompanying balance sheet at December 31, 2003.

     Shares issued for services during the year ended December 31, 2002 were issued in five separate transactions and include 1,500,000 shares issued to Directors for board service. The weighted average price at the dates of the transactions was $0.01 per share.

     Additionally, in the year ended December 31, 2002, the Company issued 90,000 shares in converting obligations for $15,000.

13.  INCOME (LOSS) PER SHARE

     The following presents the computation of basic and diluted earnings per share from continuing operations:

                                                   2003                                        2002
                                        Net                      Per                Net                       Per
                                       Loss       Shares         Share             Income      Shares         Share
                                    ----------------------------------       --------------------------------------
Net income  (loss)                     $ (433,781)                            $     15,614
Extraordinary items                           -
Discontinued operations                       -
                                       ----------                             -------------
Income(loss) from
   continuing operations               $ (433,781)                            $     15,614
                                       ==========                             =============
Basic income (loss) per share
Income (loss) available to common
   stockholders                        $ (433,781)   35,947,039      $(0.01)  $     15,614   25,705,509    $ **

Effect of dilutive securities                N/A         N/A                          N/A        N/A
Diluted income (loss) per share        $ (433,781)   35,947,039      $(0.01)  $     15,614   25,705,509    $ **
                                       ==========                             =============

** Less than $0.01 per share

     Stock options to purchase 2,315,000 and 3,255,000 shares of common stock were outstanding at December 31, 2003 and 2002 respectively. These securities were excluded from the computation of diluted earnings per share in for the years ended December 31, 2003 and 2002 because the effect of their inclusion would be anti-dilutive.

14.  STOCK OPTIONS

     The Company issues stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". All stock options granted in the year ended December 31, 2002 had exercise prices at or higher than the quoted market price of the Company's common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted to employees. There were no stock options granted in the year ended December 31, 2003. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's net income
     (loss) and income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                    2003           2002
                                                 ---------     ------------
     Net income (loss) - as reported             $(433,781)    $   15,614
     Net income (loss) - pro forma               $(435,181)    $   (2,611)
     Net income (loss) per share - as reported   $  (0.01)     $    **
     Net income (loss) per share - pro forma     $  (0.01)     $    **

** Less than $0.01 per share


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

                                            2002
                                            ----
            Dividend yield                  None
            Volatility                      6.741
            Risk free interest rate         5.32%
            Expected life                  5 years

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

                                                                                Weighted                   Weighted
                                                                                 Average                   Average
                                                                                Exercise                   Exercise
                                                                    2003         Price         2002        Price
                                                                    ----         -----         ----        -----
      Options outstanding at beginning of year                    3,255,000     $ 0.14      2,700,000     $ 0.16
      Granted                                                           -0-                   555,000     $ 0.02
      Exercised                                                         -0-                       -0-
      Terminated/Expired                                           (940,000)      -0-                       -0-
      Options outstanding at end of year                          2,315,000     $ 0.14      3,255,000     $ 0.14
      Options exercisable at end of year                          2,315,000     $ 0.16      2,700,000     $ 0.16
      Options available for grant at end of year                    445,000                   445,000
      Price per share of options outstanding                     $0.02-$0.18                $0.02-$.55
      Weighted average remaining contractual lives               2.78 years                2.78 years
      Weighted average fair value of options granted                  N/A                                 $0.02
      during the year

15. RELATED PARTY TRANSACTIONS

     In the year ended December 31, 2003, the Company entered into an agreement with Partners Resource Management, LLC ("Partners") for providing management, sales and administrative services to the Company. Partners Resource Management, LLC's sole member is Michael L. Hirschey, CEO and Director of the Company. During the year ended December 31, 2003, the Company granted 9,000,000 shares of its common stock to Partners, 3,000,000 of which vested as of December 31, 2003 (see Note 12). At December 31, 2003 Partners provided 9 full time equivalent personnel to the Company in the areas of Executive Management, Sales, Operations and Finance. Additionally, the Company paid Partners $324,000 in the year ended December 31, 2003 as reimbursement of expenses and management fees. Partners was not owed any fees or expenses at December 31, 2003.




                                   * * * * * *

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons:

Executive Officers and Directors


     Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company who served during the year 2003.


                                                                Position(s) with
      Name                          Age                           Company
--------------------                ---                   ----------------------
Donald E. McIntyre                  79                        Chairman
Michael L. Hirschey                 48                        CEO and Director
Jerry M.  Washburn                  60                        Director
Thomas E. Glasgow                   49                        Former Director
Leonard J. Ksobiech                 43                        CFO


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

     In addition to serving on the board of the Company, Donald E. McIntyre also serves on the Board of Directors of Cragar Industries, Inc., a public company as well as a number of private Boards.

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

     Michael Hirschey joined the Company in 2003 and has over twenty years experience in senior management positions. During 2001 and 2002 Michael has been the CEO of Cooper-Software Company and prior to that was the principal of Resurgence, Inc., a management consulting professional services firm. Mr. Hirschey, founder and principal of Partners Resource Management, Inc., brings over twenty years of experience in enterprise management, business and product development and sales and marketing management. Mr. Hirschey was previously Chairman and CEO of The Partners Group, a $75M technology outsourcing and consulting company. After Partners was acquired by SCB Technologies, Hirschey served as SCB's Executive Vice-president for Consulting and Outsourcing. He has successfully led the resurgence of a Fortune 500 organization, developed the foundation for and taken public a company which now consistently ranks among the `Top 10 Most Profitable Small Businesses in America.' Michael was also the Former Executive Vice-president and COO of Financial ERP company Jack Henry & Associates. Hirschey has a BS from Louisiana State University.

     Jerry Washburn had been the CEO and president of the Company through February 2003 and is currently a Director of the Company. Mr. Washburn has many years of financial and administrative experience in a variety of business situations. Jerry, a CPA, spent ten (10) years with Arthur Andersen & Co., LLC where among other things he managed two (2) of that firm's Fortune 200 audit clients. Following Andersen, Mr. Washburn served as President of Total Information Systems, Inc., ("TIS") for eight (8) years, during which time he successfully guided this vertical market computer software company from its inception and startup through eventual sale in 1989. At the time of its sale TIS had over three hundred (300) customer installations in forty-one (41) states and five provinces. Prior to joining the Company, he worked for a number of closely held business owners as an advisor on a variety of financial and operational matters. Mr. Washburn is presently a partner in the Phoenix office of the national firm of Tatum CFO Partner, LLP. Mr. Washburn has a BS degree in Accounting from Brigham Young University.

     Leonard J. Ksobiech joined the Company in 2003 and has over twenty years of financial management expertise with companies from the start-up phase to well established companies having sales in excess of $4 billion. During 2001 and 2002, Mr. Ksobiech was the CFO of Cooper Software Systems and prior to that was CFO of TriMark Technologies, Inc. Under the guidance of Mr. Ksobiech, TriMark was acquired by PeopleSoft, Inc. in May, 1999 for an amount in excess of $25M. Mr. Ksobiech began his career in 1983 with the public accounting firm of Ernst & Young and has a BS degree in Accounting from DePaul University in Chicago, IL and is a Certified Public Accountant.

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

                                                                             Long-Term Compensation

                                        Annual Compensation             Awards       Payouts         Other

                                                                      Restricted    Number of
                                 Fiscal                                 Stock       Securities/      LTIP     All Other
     Name & Position              Year    Salary    Bonus   Other      Awards          SARs        Payments   Compensation
---------------------------------------------------------------------------------------------------------------------------
Michael L. Hirschey, CEO         2003    $  0.00   $0.00     **          **           **            $0.00        $0.00
  and Director

Donald E. McIntyre, Chairman     2003


Leonard J. Ksobiech, CFO         2003    $  0.00    $0.00  $  0.00      $  0.00       None          $0.00        $0.00

Thomas E. Glasgow,               2003    $11,272    $0.00  $  0.00      $  0.00       None          $0.00        $0.00
      (former Director)          2002    $60,000    $0.00  $  0.00      $  0.00       None          $0.00        $0.00
                                 2001    $60,000    $0.00  $  0.00      $51,000     1,700,000       $0.00        $0.00
                                 2000    $  0.00    $0.00  $  0.00      $  0.00     $    0.00       $0.00        $0.00

Jerry M. Washburn, Director      2003    $ 9,046    $0.00  $  0.00      $  0.00       None          $0.00        $0.00
      (former CEO)               2002    $48,000    $0.00  $  0.00      $  0.00       None          $0.00        $0.00
                                 2001    $83,000    $0.00  $  0.00      $ 6,000       200,000       $0.00        $0.00
                                 2000    $93,776    $0.00  $  0.00      $  0.00       None          $0.00        $0.00
                                 1999    $51,000    $0.00  $  0.00      $60,000       200,000       $0.00        $0.00

Ford L. Williams (former CFO)    2001    $30,000    $0.00  $  0.00      $ 8,400       200,000       $0.00        $0.00
                                 2000    $30,000    $0.00  $  0.00      $  0.00       None          $0.00        $0.00


Donald C. Gause,  Director       2001    $  0.00    $0.00  $  0.00      $ 3,000       100,000       $0.00        $0.00
(former Secretary and            2000    $24,921    $0.00  $  0.00      $  0.00       None          $0.00        $0.00
Treasurer)                       1999    $46,200    $0.00  $  0.00      $75,000       250,000       $0.00        $0.00

William B. Meger,                2000    $ 5,308    $0.00  $  0.00      $  0.00       None          $0.00        $0.00
  (former Director)              1999    $24,792    $0.00  $  0.00      $  0.00       None          $0.00        $0.00

                                 2000    $47,917    $0.00  $  0.00      $  0.00       None          $0.00        $0.00
Maurice E. Mallette              1999    $37,500    $0.00  $  0.00      $  0.00       None          $0.00        $0.00


Daniel C. Webb                   1999     41,500    $0.00  $79,800      $  0.00       None          $0.00        $0.00
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

(10) In January 2001, the Company entered into an employment agreement with Thomas E. Glasgow, the Company's then current Chairman. The term of the agreement was for a period of two (2) years. Mr. Glasgow committed to work at least eight (8) business days per month. For such services, Mr. Glasgow received an annual salary of $60,000, until such time as the Company yielded positive cash flow for two (2) consecutive months. At that time, his salary increased to $72,000 per annum. Mr. Glasgow also received 500,000 shares of the Company's restricted common stock and an option to purchase an additional 1,250,000 shares of the Company's restricted common stock at a price of $0.19 per share. Of these options, 750,000 vested already and are exercisable for a period of five (5) years and five (5) months. For such offering, the Company relied upon the 506 Exemption and
     Section 14-4-140 of the Arizona Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item
     12. "Certain Relationships and Related Transactions".

(11) In January 2001, the Company entered into indemnification agreements with Jerry M. Washburn, the Company's then current President, CEO, Director and acting Secretary and Treasurer and Thomas E. Glasgow, the Company's then current Chairman, wherein the Company agreed to indemnify them for their service as officers and directors of the Company in the event the need arises. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(12) In December 2001, Donald C. Gause and Norman E. Clarke resigned as Directors of the Company. Neither resigned because of a disagreement with the registrant on any matter relating to the registrant's operations, policies or practices and neither furnished the registrant with a letter requesting that the matter be disclosed. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item
     12. "Certain Relationships and Related Transactions".

(13) In December 2001, the Company's directors, at a meeting of the Board of Directors, approved the issuance of options to purchase shares of the Company's common stock. Thomas E. Glasgow, the Company's then current Chairman, Jerry Washburn, the Company's then current President, CEO, Director and acting Secretary and Treasurer and Donald Gause, a former Director of the Company, received options to purchase 1,700,000, 200,000 and 100,000 shares of the Company's restricted common stock at an exercise price of $0.03 per share for a period of three (3) years, respectively. The directors also rescinded approval of a previous issuance of 500,000 shares of the Company's common stock to Thomas E. Glasgow. For such offering, the Company relied upon the 506 Exemption and Section 14-4-140 of the Arizona Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

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

(17) In March, 2003 through a resolution of the Board of Directors, Partners Resource Management, LLC (PRM) was issued 9,000,000 shares of common stock. Michael L. Hirschey is the single Member of PRM. The Company also paid PRM $324,000 in fees during 2003 for providing Executive Management, Sales, Finance and Administrative personnel who worked on a full time basis for the Company in 2003. At December 31, 2003 PRM provided the equivalent of 9 full time personnel to the Company.

The following table sets forth the officers and Directors that have been granted stock options as of December 31, 2003.


                                            % of Total Options/
                                             SARs Granted to
                             Options/SARs    Employees in Fiscal   Exercise or Base
       Name & Position         Granted            Year              Price per share    Expiration Date
------------------------------------------------------------------------------------------------------
  Thomas E. Glasow (1)         200,000            10%                  $0.03          28 December 2004
    Chairman

  Jerry M. Washburn (1)        200,000            10%                  $0.03          28 December 2004
  CEO and Director

  Donald C. Gause (1)          100,000             5%                  $0.03          28 December 2004
  (former Off/Dir),

  Thomas E. Glasgow(2)       1,500,000            75%                  $0.03          28 December 2004
  Chairman
------------------------------------------------------------------------------------------------------

(1) These options for purchase of Company stock were granted as consideration for service as Directors during 2001. Other Directors not included herein that served for part of the year, William B. Meger, Norman Clarke and Ford Williams were previously given stock grants during the year for their service.

(2) This option is in consideration for Mr. Glasgow's commitment to expand his involvement in the Company's day-to-day operations and to assume the position as the Company's Chief Operations Officer (COO) for the foreseeable future.

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

Employee and Consultants Stock Option Plans

     The Company has a shareholder approved Long-term Incentive Plan that permits the execution of certain stock based incentive plans for employees and others. At December 31, 2003 no option plans had been granted pursuant to this Plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management:

     The following table sets forth information as of December 31, 2003, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

----------------------------------------------------------------------------------------
Name and Address of                 Title of    Amount and Nature of       Percent of
Beneficial Owner                    Class        Beneficial Owner             Class
----------------------------------------------------------------------------------------
Cede & Company                       Common         10,466,697                27.0%

Partners Resource Mgmt.              Common          9,000,000                23.2%

Jerry M. Washburn                    Common          3,400,000                 8.8%

William B. Meger                     Common          3,085,772                 8.0%

Donald E McIntyre                    Common            250,000                 0.6%

All Executive Officers and           Common         12,650,000                32.6%
Directors as a Group
(Three (3) persons)

(1) The address for each of the above is c/o OneSource Technologies, Inc., 7419 East Helm Drive, Scottsdale, AZ 85260.

(2) In January 2001, the Company entered into an employment agreement with Thomas E. Glasgow, the Company's then current Chairman. The term of the agreement was for a period of two (2) years. Mr. Glasgow committed to work at least eight (8) business days per month. For such services, Mr. Glasgow received an annual salary of $60,000, until such time as the Company yielded positive cash flow for two (2) consecutive months. At that time, his salary was to be increased to $72,000 per annum. Mr. Glasgow also received 500,000 shares of the Company's restricted common stock and an option to purchase an additional 1,250,000 shares of the Company's restricted common stock at a price of $0.19 per share. Of these options, 750,000 vested already and are exercisable for a period of five (5) years and five (5) months. For such offering, the Company relied upon the 506 Exemption and Section 14-4-140 of the Arizona Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In January 2001, the Company entered into indemnification agreements with Jerry M. Washburn, the Company's then current President, CEO, Director and acting Secretary and Treasurer and Thomas E. Glasgow, the Company's then current Chairman, wherein the Company agreed to indemnify them for their service as officers and directors of the Company in the event the need arises. See Part III, Item 12. "Certain Relationships and Related Transactions".

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

(8) In February 2003 at a meeting of the Board of Directors, Thomas E. Glasgow was terminated as the acting Chief Operating Officer of the Company and Jerry Washburn resigned as President and Chief Executive Officer of the Company but Mr. Washburn retained his Directorship of the Company. Michael
     L. Hirschey was appointed as Chief Executive Officer of the Company succeeding Jerry Washburn.


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

     In December 2001, the Company's directors, at a meeting of the Board of Directors, approved the issuance of options to purchase shares of the Company's common stock. Thomas E. Glasgow, the Company's then current Chairman, Jerry Washburn, the Company's then current President, CEO, Director and acting Secretary and Treasurer and Donald Gause, a former Director of the Company, received options to purchase 1,700,000, 200,000 and 100,000 shares of the Company's restricted common stock at an exercise price of $0.03 per share for a period of three (3) years, respectively. The directors also rescinded approval of a previous issuance of 500,000 shares of the Company's common stock to Thomas
E. Glasgow. For such offering, the Company relied upon the 506 Exemption and
Section 14-4-140 of the Arizona Code.

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

     In February 2003 at a meeting of the Board of Directors, Thomas E. Glasgow was terminated as the acting Chief Operating Officer of the Company and Jerry Washburn resigned as President and Chief Executive Officer of the Company but Mr. Washburn retained his Directorship of the Company. Mr. Glasgow was terminated as an officer. Michael L. Hirschey was appointed as Chief Executive Officer of the Company succeeding Jerry Washburn.


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

10.34    [6]     Employment leasing agreement with Gevity HR dated
                 December 26, 2002.

10.35    [7]     Outsource Management agreement with Partners Resource
                 Management dated February 13, 2003.

10.36    [8]     Agreement with Maurice and Judith Mallette dated April 1,2003.

10.37    [8]     Agreement with Ahlwyss and Pamela Fulton dated May 19, 2003.

10.38    [9]     Agreement with Thomas Glasgow dated July 22, 2003.

10.39    [9]     Accounts Receivable & Security agreement with New Horizon
                 Capital, LLC dated July 3, 2003.

10.40    [9]     Addendum to Accounts Receivable & Security agreement with New
                 Horizon Capital, LLC dated July 3, 2003.

10.41    *       Employment leasing agreement with Diversified Human Resources dated October 1, 2003.

10.42    *       King Soopers contract renewal and extension dated
                 December 15, 2003.

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

[9] Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB filed November 14, 2003.

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

                                            OneSource Technologies, Inc.
                                            (Registrant)


Date: March 29, 2004                        By: /s/ Donald E. McIntyre
                                                --------------------------------
                                                Donald E. McIntyre, Chairman


                                            By: /s/ Michael L. Hirschey
                                                --------------------------------
                                                Michael L. Hirschey, Chief
                                                Executive Officer and Director


                                            By: /s/ Jerry M. Washburn
                                                --------------------------------
                                                Jerry M. Washburn, Director



     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                         Title                              Date
---------                         -----                              ----


/s/ Donald E. McIntyre            Chairman                       March 29, 2004
-------------------------
Donald E. McIntyre


/s/ Michael L. Hirschey           Chief Executive Officer        March 29, 2004
-------------------------         and Director
Michael L. Hirschey


/s/ Jerry M. Washburn             Director                       March 29, 2004
-------------------------
Jerry M. Washburn