Form 10QSB
period 2004-03-31
ONESOURCE TECHNOLOGIES INC
filed 2004-05-13
CIK 1118421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2004
Commission file no.: 000-30969

                          ONESOURCE TECHNOLOGIES, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                                65-0691963
---------------------------                                  ------------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

       7419 East Helm Drive
       Scottsdale, Arizona                                            85260
----------------------------------------                            ----------
(Address of principal executive offices)                            (zip code)

Issuer's telephone number: (800) 279-0859

Securities to be registered under Section 12(b) of the Act:

   Title of each class                               Name of each exchange
                                                     on which registered
         None                                                None
   -------------------                               ---------------------

Securities to registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
                    -----------------------------------------
                                (Title of Class)


Copies of Communication Sent to:


                               Blume Law Firm, PC
                     11801 North Tatum Boulevard, Suite 124
                             Phoenix, AZ 85028-1612
                     Tel: (602) 494-7976 Fax: (602) 494-7313

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X             No
                      ---               ---

     As of March 31, 2004, there were 39,152,623 shares of voting stock of the registrant issued and outstanding.

Part I.

Item 1.  Financial Statements





                          ONESOURCE TECHNOLOGIES, INC.



                     Consolidated Financial Statements as of
                             March 31, 2004 and 2003

                                   (Unaudited)

ONESOURCE TECHNOLOGIES, INC.



TABLE OF CONTENTS

                                                                          Page

CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2004                                                        1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2004 AND 2003                                  2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003                              3

FOOTNOTES                                                                   4


ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2004
(UNAUDITED)
--------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
    Cash                                                                         $   111,040
    Accounts receivable                                                              316,340
    Inventories                                                                      219,382
    Other current assets                                                               1,000
                                                                                 -----------
        Total current assets                                                         647,762
                                                                                 -----------


PROPERTY AND EQUIPMENT, net of accumulated depreciation of $ 146,791                  99,129
DEFERRED INCOME TAXES                                                                140,187
OTHER ASSETS                                                                           3,453
                                                                                 -----------

TOTAL ASSETS                                                                     $   890,531
                                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable                                                             $   119,515
    Accrued expenses and other liabilities                                           327,585
    Deferred revenue                                                                 204,429
    Current portion of debt                                                          502,628
                                                                                 -----------
         Total current liabilities                                                 1,154,157
                                                                                 -----------


INSTALLMENT NOTES - LONG-TERM PORTION                                                605,000

                                                                                 -----------
TOTAL LIABILITIES                                                                  1,759,157
                                                                                 -----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued
    Common Stock, $.001 par value, 50,000,000 shares authorized, 39,152,623               --
       issued and outstanding at March 31, 2004                                       39,153
    Paid in capital                                                                2,851,730

    Deferred stock compensation                                                      (60,000)
    Accumulated deficit                                                           (3,699,509)
                                                                                 -----------
                                                                                    (868,626)
                                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $   890,531
                                                                                 ===========


         The accompanying notes are an integral part of this statement.





ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31
(UNAUDITED)
--------------------------------------------------------------------------------------------------


                                                                            YTD            YTD
                                                                            2004           2003
                                                                     -----------------------------
REVENUE, net                                                         $     774,408    $    776,757
COST OF REVENUE                                                            437,149         480,768
                                                                     -----------------------------
                    GROSS PROFIT                                           337,259         295,989

GENERAL AND ADMINISTRATIVE EXPENSES                                        221,696         268,311
SELLING AND MARKETING EXPENSES                                             119,460           5,230
                                                                     -----------------------------
                    Operating income                                        (3,897)         22,448

OTHER INCOME (EXPENSE):
    Interest expense                                                       (23,466)        (34,879)
    Other income (expense)                                                  22,825              83
                                                                     -----------------------------
                     Total other expense                                      (641)        (34,796)

                                                                     -----------------------------
NET INCOME (LOSS)                                                     $     (4,538)   $    (12,348)
                                                                     =============================

NET INCOME PER SHARE -
                    Basic                                             $         **    $         **
                    Diluted                                           $         **    $         **


Weighted Average Shares Outstanding:
                    Basic                                               38,937,112      35,853,317
                    Diluted                                             38,937,112      35,853,317

                  **Less than $0.01 per share




        The accompanying notes are an integral part of these statements.


ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE MONTHS ENDED MARCH 31
(UNAUDITED)
-------------------------------------------------------------------------------------------------------



                                                                                    2004        2003
                                                                                -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $  (4,538)   $ (12,348)
     Adjustments to reconcile net loss to net cash used by operations -

                 Gain on disposal of fixed assets                                  (23,093)          --
                 Depreciation and amortization                                      10,789       10,402
                 Stock issuances to consultants for services                        20,250       30,000
                 Changes in assets and liabilities:
                             Accounts receivable                                    (7,809)     199,039
                             Inventory                                             (39,798)      (2,282)
                             Other current assets                                      750        3,668
                             Other assets                                             (425)      (2,000)
                             Accounts payable                                       70,726      (28,853)
                             Accrued expenses and other liabilities                 14,521      (15,616)
                             Deferred revenue                                      (16,470)       2,703
                                                                                -----------------------
                               Net cash provided by operating
                               activities                                           24,903      184,713
                                                                                -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchases of property and equipment                                 (39,713)      (1,481)
               Proceeds from disposal of equipment                                  16,330           --
                                                                                -----------------------

                                       Net cash (used) provided by investing       (23,383)      (1,481)
                                       activities

CASH FLOWS FROM FINANCING ACTIVITIES:

                     Proceeds from notes payable                                    39,182       13,334
                     Principal payments on notes payable                           (21,569)     (40,397)
                                                                                -----------------------
                                       Net cash (used) provided by financing
                                       activities                                   17,613      (27,063)
                                                                                -----------------------


INCREASE IN CASH                                                                    19,133      156,169

CASH, at January 1,                                                                 91,907       55,267
                                                                                -----------------------
CASH, at March 31,                                                               $ 111,040    $ 211,436
                                                                                =======================



        The accompanying notes are an integral part of these statements.

ONESOURCE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE THREE MONTHS ENDED MARCH 31, 2004 and 2003
----------------------------------------------


     1.   BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared by the Company without audit, pursuant the rules and regulations for financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 2003. In the opinion of management, these unaudited financial statements reflect all adjustments which are necessary to present fairly the financial position and results of operations of the Company for such interim period. Operating results for the interim period are not necessarily indicative of results that may be expected for the entire year.


     2.   BUSINESS SEGMENTS

The Company's revenues are derived from two segments :1) renewable contracts of equipment maintenance services, and 2) value Added equipment supply distribution. The following table sets forth the operating contributions of each for the three months ended

March, 2004 and 2003:

                                  Maintenance      Supplies     Eliminations          Total
                                -------------------------------------------------------------
2004

Revenues                         $   608,159    $   166,249                      $   774,408
Net loss                             (17,005)        12,467                           (4,538)
Depreciation and amortization          8,599          2,190                           10,789
Interest                              23,501             12                           23,513
Property & equipment purchases        39,713              0                           39,713
Total Assets                     $ 1,451,147    $   118,968   ($  728,511)       $   890,531


2003

Revenues                         $  537,179     $   239,578                      $   776,757
Operating Income                      4,799          17,649                           22,448
Depreciation and amortization         7,795           2,607                           10,402
Interest                             34,959             (80)                          34,879
Property & equipment purchases        1,481               0                            1,481
Total Assets                     $1,391,922         441,110    ($ 678,266)       $ 1,154,766

     3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash: Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories: Inventories consist primarily of used equipment, new and used parts and supplies and are stated at the lower of cost (specific identification) or market. Supply inventories consist of finished goods consisting of remanufactured toner cartridges. These inventories are stated on a FIFO basis.

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

Item 2.  Management's Discussion and Analysis of Operations

Introduction

The financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") for the three month periods ended March 31, 2004 and 2003. OneSource is engaged in two closely related and complementary lines of technology and business equipment support activities; 1) equipment maintenance services, ("Maintenance"), and 2) value added equipment supply sales, ("Supplies"). OneSource is a leader in the technology equipment maintenance and service industry and is the inventor of the unique OneSource Flat-Rate Blanket Maintenance System(TM). This program provides customers with a Single Source for all general office, computer and peripheral and industry specific equipment technology maintenance, installation and supplies products.

Summary of Operations

Revenues are virtually the same in the three months ended March 31, 2004 compared to the same period in fiscal 2003. However, the net loss has declined by over 63% from 2003. . The following table summarizes the comparative results:

--------------------------------------------------------------------------------
Summary of Operations                           2004                 2003
--------------------------------------------------------------------------------
   Revenues                                  $  774,408           $   776,757
   Cost of Revenue
                                                437,149               480,768
   Gross Profit
                                                337,259               295,989
   Selling General and Administrative Costs
                                                341,157               273,541
   Operating Income (Loss)
                                                 (3,898)               22,448
   Other (Expense)
                                                   (640)              (34,796)
--------------------------------------------------------------------------------
   Net Loss                                  $   (4,538)          $   (12,348)
--------------------------------------------------------------------------------


While consolidated revenues to date have remained virtually the same in the three months ended March 31, 2004 as compared to 2003, consolidated cost of revenues has seen a decrease of over 9%. This reflects the continuing efforts to control parts costs in the maintenance division along with a more efficient use of our labor resources. The decrease in cost of revenues also is reflected in our supply division as we are first seeing the effect of shutting down the manufacturing division and forming an alliance with a supplier for remanufactured cartridges. Gross profit has increased almost 14% in 2004 compared to the same quarter in 2003. By outsourcing the remanufacturing of toner cartridges, we have been able to increase the gross margins of that division to 41% in 2004 compared to 34% for the same period in 2003. Gross margins in the maintenance division have increased in 2004 to 44% versus 40% for the same period in 2003. We have been able to increase maintenance revenues by over 13% in 2004 compared to 2003, while costs of revenues in the maintenance division have increased only 5% through significant cost controls. Selling, General and Administrative expenses have increased by 25% in the quarter ended March 31, 2004 compared to 2003. This has been done through a strategic effort to upgrade all operational areas allowing the Company to effectively respond to the anticipated growth throughout 2004.

Revenues

Consolidated revenues have remained virtually the same for the three-month period ended March 31, 2004 compared to the same period in 2003. Consolidated revenues have increased over $50,000 (7%) from the fourth quarter ended December 31, 2003. This increase is the result of the Company's successful contract renewal of a large maintenance customer along with the positive response from customers to our changes in the cartridge division.


------------------------------------------------------------------
Revenues                                  2004           2003
------------------------------------------------------------------
   Maintenance                       $      608,159   $    537,179
   Supplies                                 166,249        239,578
------------------------------------------------------------------
       Total                         $      774,408   $    776,757
------------------------------------------------------------------

As reported in the above table, maintenance division revenues for the three-month period ended March 31, 2004 increased thirteen percent (13%) compared to 2003. This is the result of the successful contract renewal of a large customer along with the addition of several new contracts.

The supplies division revenues decreased thirty percent (30%) in 2004 compared to 2003. The decrease is the result of higher than usual purchases made by a particular customer in the first quarter of 2003. However, revenues in the supplies division have increased almost seventeen percent (17%) compared to the fourth quarter ended December 31, 2003, as customers have reacted favorably to the Company's alliance with its new supplier of remanufactured cartridges. In March 2004, the Company has begun to provide remanufactured cartridges to a Fortune 100 wholesaler which will allow the continued growth of this division throughout 2004.

Now that operational efficiencies and customer satisfaction levels are improved, management is focusing greater attention on growing revenues via both current account extensions as well as through out-bound sales and marketing efforts.

Gross Margins

Consolidated gross margins for the three months ended March 31, 2004 have improved to forty four percent (44%) compared to thirty eight percent (38%) for the three months ended March 31, 2003. While the maintenance division increased its gross profit margin by four percent (4%), the supplies division's gross profit margin increased by seven percent (7%). The increase in gross margins in the maintenance division is due to the Company being able to add incremental revenue while adding costs at a significantly lower rate. The increase in gross margins within the supplies division has resulted from our ability to provide the customer with a higher quality product at lower costs through a relationship established with a leading supplier of remanufactured toner cartridges.


Selling, General and Administrative Costs

General and administrative costs have decreased approximately seventeen percent (17%) for the three months ended March 31, 2004 compared to the same period in the prior year. Most of this $47,000 saving in administrative cost has been redeployed in the Sales and Marketing areas. The Company will continue to further penetrate the maintenance market and also pursue relationships with large users of remanufactured cartridges. The following table summarizes the significant general and administrative cost categories for the three months ended March 31, 2004 and 2003:


------------------------------------------------------------------------------
General and Administrative                      2004                2003
------------------------------------------------------------------------------
   Salaries, Wages and Benefits              $    21,982          $   92,519

   Facilities
                                                  36,713              38,956
   Legal and Professional
                                                 125,530              99,724
   Telecommunication Costs
                                                  14,925              17,155
   Travel and Entertainment
                                                  4,289                7,940
   Other
                                                  18,257              12,017
------------------------------------------------------------------------------
      Total                                  $   221,696          $  268,311
------------------------------------------------------------------------------

The changes in general and administrative costs in 2004 compared to 2003 have occurred in salaries, wages and benefits along with legal and professional costs. Salaries, wages and benefits have declined over seventy six percent (76%), or $70,000 as several employees that were on the payroll in 2003 have been eliminated and new personnel have been brought to the Company through its relationship with Partners Resource Management, LLC. The charges for these services are reflected in legal and professional costs. Much of the costs in legal and professional in 2003 were related to settling various litigation matters or potential litigation with former owners of entities that the Company had previously acquired. These charges are not recurring.

Other general and administrative costs have remained relatively steady in the quarter ended march 31, 2004 compared to the same period in 2003.

The following table summarizes the significant selling and marketing cost categories for the three months ended March 31, 2004 and 2003, respectively:

--------------------------------------------------------------------------
Selling and Marketing                           2004              2003
--------------------------------------------------------------------------
   Salaries Commissions and Benefits          $  106,564        $  1,284
   Advertising and Promotion
                                                   5,474           3,581
   Travel and Entertainment
                                                   7,423             366
--------------------------------------------------------------------------
      Total                                   $  119,461        $  5,231
--------------------------------------------------------------------------

The increase in selling and marketing costs is largely the result of the Company's efforts to significantly drive new revenue growth by implementing and supporting the sales and marketing initiatives., At this time, most of the operational, infrastructure and management changes made as part of the restructuring over the past year are in place.

The following table summarizes other income (expense) for the three months ended March 31, 2004 and 2003:

Interest and Other Income (Expense)

-----------------------------------------------------------------------------
Other Income (Expense)                        2004                 2003
-----------------------------------------------------------------------------
   Interest                                $    (23,466)        $   (34,879)

   Other                                         22,825                  82
-----------------------------------------------------------------------------
      Total                                $       (641)        $   (34,797)
-----------------------------------------------------------------------------

Interest cost has decreased over 32% in 2004 compared to 2003 as a result of the Company no longer accruing interest on a certain obligation of $560,000 due to a single creditor. This creditor was found guilty of conducting fraudulent activities by the Arizona Corporation Commission in April 2003. The creditor is out of business and no longer has communication with the Company. The Company and its legal counsel believe that due to these circumstances, the Company may not be obligated to repay this obligation and the creditor will not have legal means to pursue collection. The creditor has not contacted the Company in over a year. The Company has ceased accruing interest on this obligation as of October 1, 2003.

Other income has increased by over $22,000 in 2004 compared to 2003 as a result of a gain through an insurance reimbursement related to the disposal of various equipment lost in a flood. This equipment has been replaced and no significant negative impact resulted from this business disruption.

Liquidity and Capital Resources
The following table sets forth selected financial condition information as of March 31, 2004 compared to March 31, 2003:

--------------------------------------- -------------------- ------------------
Balance Sheet                                     2004                 2003
--------------------------------------- -------------------- ------------------
   Working Capital                             $ (506,395)          $ (983,266)
--------------------------------------- -------------------- ------------------
   Total Assets                                   890,531            1,154,766
--------------------------------------- -------------------- ------------------
   Debt Obligations                             1,107,628              908,249
--------------------------------------- -------------------- ------------------
   Shareholders' Deficit                       $ (868,626)          $ (512,891)
--------------------------------------- -------------------- ------------------

Liquidity and capital resources continued to be closely monitored during the first three months of 2004.

In March 2001, the Company and holders of four of the Company's notes payable that were due in March and September of 2001 entered into Note Deferral and Extension Agreements wherein each note holder agreed to defer all principal payments until July 15, 2001. The Company agreed to make a twenty-five percent (25%) principal payment to each note holder on July 15, 2001. The notes' due dates were extend to July 15, 2002, but, by that date the Company was unable to make the scheduled partial principle payment or commence making monthly principal and interest payments over the remaining twelve-month period of the notes. As part of that agreement the Company also agreed to increase the interest rates of the notes from their stated twelve to fourteen percent (12% to 14%) to eighteen percent (18%). The Company has continued to make timely monthly interest payments to the holders. Further, the Company is in communication with the holders and management believes it will be able to negotiate an arrangement that will not adversely impact the Company's continuing operations.

At March 31, 2004, the Company had accrued approximately $48,000 of unpaid payroll taxes, interest and penalties resulting from the acquisition of a company in 2000. The Company is currently making payments of the tax portion of this amount, which is approximately $16,000. Once the portion related to the unpaid tax is remitted, the Company will then file an application to the IRS to have the interest and penalties abated. Management believes the Company will be able to successfully liquidate this liability and that the ultimate outcome will not have an adverse impact on the Company's financial position or results of operations.

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. The Company has estimated a $1,300,000 deferred income tax asset related to net operating loss carryforwards at March 31, 2004. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

The Company has ceased accruing interest expense on a $560,000 obligation. As noted above, management believes that there is a significant probability that the obligation will not be repaid.

Employees

At March 31, 2004, the Company employed twenty-five (25) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relationship with its employees to be excellent.


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

PART II

Item 1. Legal Proceedings.

         At March 31, 2004, the Company had no outstanding legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults in Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the quarter ending March 31, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

10.37    [8]     Agreement with Ahlwyss and Pamela Fulton dated May 19, 2003.

10.38    [9]     Agreement with Thomas Glasgow dated July 22, 2003.

10.39    [9]     Accounts Receivable & Security agreement with New Horizon
                 Capital, LLC dated July 3, 2003.

10.40    [9]     Addendum to Accounts Receivable & Security agreement with New
                 Horizon Capital, LLC dated July 3, 2003.

10.41    [10]    Employment leasing agreement with Diversified Human Resources dated October 1, 2003.

10.42    [10]    King Soopers contract renewal and extension dated
                 December 15, 2003.

31.1     *       Certification  of Disclosure by the Company's Chief
                 Executive Officer

31.2     *       Certification  of Disclosure by the Company's Chief Financial
                 Officer

32.1     *       Sarbanes-Oxley Act Section 302 (a) Certification - CEO

32.2     *       Sarbanes-Oxley Act Section 302 (a) Certification - CFO


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

[10] Filed as an Exhibit to the Company's Annual Report on Form 10K-SB filed March 29, 2004.




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





                                    OneSource Technologies, Inc.
                                            (Registrant)


Date: May 13, 2004                  By: /s/ Donald E. McIntyre
                                    -----------------------------------------
                                        Donald E. McIntyre, Chairman

                                    By: /s/ Michael L. Hirschey
                                    -----------------------------------------
                                        Michael L. Hirschey, Chief Executive
                                        Officer and Director

                                    By: /s/ Jerry M. Washburn
                                    -----------------------------------------
                                        Jerry M. Washburn, Director




     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                  Title                                   Date
---------                  -----                                   ----


/s/ Donald E. McIntyre     Chairman                                May 13, 2004
----------------------
Donald E. McIntyre


/s/ Michael L. Hirschey    Chief Executive Officer and Director    May 13, 2004
-----------------------
Michael L. Hirschey


/s/ Jerry M. Washburn      Director                                May 13, 2004
-----------------------
Jerry M. Washburn