Form 10QSB
period 2004-06-30
ONESOURCE TECHNOLOGIES INC
filed 2004-08-16
CIK 1118421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2004
Commission file no.: 000-30969

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

       15730 North 83rd Way, Suite 104
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

     As of June 30, 2004, there were 40,292,623 shares of voting stock of the registrant issued and outstanding.

Part I.

Item 1.  Financial Statements





                          ONESOURCE TECHNOLOGIES, INC.



                     Consolidated Financial Statements as of
                             June 30, 2004 and 2003

                                   (Unaudited)

ONESOURCE TECHNOLOGIES, INC.



TABLE OF CONTENTS

                                                                            Page

CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2004                                                         1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
SIX MONTHS ENDED JUNE 30, 2004 AND 2003                                     2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003                                 3

FOOTNOTES                                                                   4

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2004
(UNAUDITED)
--------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
    Cash                                                                         $    86,791
    Accounts receivable                                                              265,308
    Inventories                                                                      205,939
    Other current assets                                                               5,716
                                                                                 -----------
        Total current assets                                                         563,754
                                                                                 -----------


PROPERTY AND EQUIPMENT, net of accumulated depreciation of $ 115,503                  98,291
DEFERRED INCOME TAXES                                                                140,187
OTHER ASSETS                                                                           9,413
                                                                                 -----------

TOTAL ASSETS                                                                     $   811,645
                                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable                                                             $    94,421
    Accrued expenses and other liabilities                                           337,967
    Deferred revenue                                                                 214,582
    Current portion of debt                                                          461,428
                                                                                 -----------
         Total current liabilities                                                 1,108,398
                                                                                 -----------


INSTALLMENT NOTES - LONG-TERM PORTION                                                605,000

                                                                                 -----------
TOTAL LIABILITIES                                                                  1,713,398
                                                                                 -----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock, $.001 par value, 1,000,000 shares authorized, none issued
    Common Stock, $.001 par value, 50,000,000 shares authorized, 40,292,623 --
       issued and outstanding at June 30, 2004                                        40,293
    Paid in capital                                                                2,884,790

    Deferred stock compensation                                                      (60,000)
    Accumulated deficit                                                           (3,766,836)
                                                                                 -----------
                                                                                    (901,753)
                                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $   811,645
                                                                                 ===========

         The accompanying notes are an integral part of this statement.


ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
(UNAUDITED)
-------------------------------------------------------------------------------------------------------


                                            2ND QTR          2ND QTR           YTD             YTD
                                              2004            2003             2004            2003
                                           ------------------------------------------------------------
REVENUE, net                               $    783,693    $    771,322    $  1,558,101    $  1,548,079

COST OF REVENUE                                 469,307         471,348         906,456         952,116
                                           ------------------------------------------------------------
                    GROSS PROFIT                314,386         299,974         651,645         595,963

GENERAL AND ADMINISTRATIVE EXPENSES             195,299         213,519         416,995         481,830
SELLING AND MARKETING EXPENSES                   88,457          45,414         207,918          50,644
                                           ------------------------------------------------------------
                    Operating income             30,630         41,041           26,732          63,489

OTHER INCOME (EXPENSE):
    Interest expense                            (26,515)        (31,516)        (50,028)        (66,395)
    Merger related expense                      (41,535)          --            (41,535)           --
    Stock issuance for BOD                      (33,060)          --            (33,060)           --
    Other income (expense)                        3,155         ( 1,247)         26,028         ( 1,165)
    Loss from litigation settlements               --           (92,768)          --            (92,768)
                                           ------------------------------------------------------------
                     Total other expense       ( 97,955)       (125,531)        (98,595)       (160,328)

                                           ------------------------------------------------------------
NET INCOME (LOSS)                          $    (67,325)   $    (84,490)     $  (71,863)   $    (96,840)
                                           ============================================================

NET INCOME PER SHARE -
                     Basic                          $**             $**            $ **             $**
                     Diluted                        $**             $**            $ **             $**

Weighted Average Shares Outstanding:

                    Basic                    40,092,183      37,246,402      39,454,271      32,981,294
                    Diluted                  40,092,183      37,246,402      39,454,271      32,981,294

          **Less than $0.01 per share



        The accompanying notes are an integral part of these statements.


ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE SIX MONTHS ENDED JUNE 30
(UNAUDITED)
-------------------------------------------------------------------------------------------------------



                                                                                    2004        2003
                                                                                -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $ (71,864)   $ (96,840)
     Adjustments to reconcile net loss to net cash used by operations -

                 Gain on disposal of fixed assets                                  (27,238)         --
                 Depreciation and amortization                                      25,370       22,187
                 Stock issuances to consultants for services                        53,310       58,514
                    Non-cash portion of litigation settlements                         --        64,254
                 Changes in assets and liabilities:
                             Accounts receivable                                    43,223       33,216
                             Inventory                                             (26,355)      (2,446)
                             Other current assets                                   (3,966)       7,336
                             Other assets                                           (6,385)      (2,150)
                             Accounts payable                                       45,632        4,635
                             Accrued expenses and other liabilities                 24,903      (28,962)
                             Deferred revenue                                       (6,317)      (3,672)
                                                                                -----------------------
                               Net cash provided by operating
                               activities                                           50,313       56,092
                                                                                -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchases of property and equipment                                 (56,505)      (5,060)
               Proceeds from disposal of equipment                                  24,662           --
                                                                                -----------------------

                                       Net cash (used) provided by investing       (31,843)      (5,060)
                                       activities

CASH FLOWS FROM FINANCING ACTIVITIES:

                     Proceeds from notes payable                                    17,788       15,832
                     Principal payments on notes payable                           (41,375)     (82,525)
                                                                                -----------------------
                                       Net cash (used) provided by financing
                                       activities                                  (23,587)     (66,693)
                                                                                -----------------------


INCREASE/(DECREASE) IN CASH                                                         (5,117)     (15,661)

CASH, at January 1,                                                                 91,907       55,267
                                                                                -----------------------
CASH, at June 30,                                                                $  86,791    $  39,606
                                                                                =======================



        The accompanying notes are an integral part of these statements.

ONESOURCE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE SIX MONTHS ENDED JUNE 30, 2004 and 2003
----------------------------------------------


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


     2. BUSINESS SEGMENTS

The Company's revenues are derived from two segments :1) renewable contracts of equipment maintenance services, and 2) value Added equipment supply distribution. The following table sets forth the operating contributions of each for the six months ended

June 30, 2004 and 2003:

                                  Maintenance      Supplies     Eliminations          Total
                                -------------------------------------------------------------
2004

Revenues                         $ 1,269,836    $   288,265                      $ 1,558,101
Net loss                             (47,035)       (24,828)                         (71,863)
Depreciation and amortization         21,824          3,546                           25,370
Interest                              50,016             12                           50,028
Property & equipment purchases        56,505              0                           56,505
Total Assets                     $ 1,392,502    $   147,655    ($  728,511)      $   811,645


2003

Revenues                         $1,091,458     $   436,621                      $ 1,548,079
Net loss                            (34,904)        (61,935)                         (96,840)
Loss from litigation settlements    (19,754)        (73,014)                         (92,768)
Depreciation and amortization        16,971           5,216                           22,187
Interest                             66,421             (26)                          66,395
Property & equipment purchases        5,060               0                            5,060
Total Assets                     $1,464,172     $   401,539    ($ 728,511)       $ 1,137,200

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

     4. RELATED PARTY TRANSACTIONS

In the year ended December 31, 2003, the Company entered into an agreement with Partners Resource Management, LLC ("Partners") for providing management, sales and administrative services to the Company. Partners Resource Management, LLC's sole member is Michael L. Hirschey, CEO and Director of the Company. At June 30, 2004, Partners provided 9 full time equivalent personnel to the Company in the areas of Executive Management, Sales, Operations and Finance. Additionally, the Company paid Partners $326,500 in the six months ended June 30, 2004 as management fees and reimbursement of expenses. Partners was not owed any fees or expenses at June 30, 2004.

     5. MERGER RELATED EXPENSES

In the quarter ended June 30, 2004 the Company incurred approximately $41,000 in professional fees related to the merger agreement dated June 14, 2004 between the Company and First Financial Computer Services, Inc. The fees were paid for legal and financial assistance in conjunction with the agreement and are not expected to be recurring.

     6. INCOME (LOSS) PER SHARE

     The following presents the computation of basic and diluted earnings per share from continuing operations:

                                                Six months ended                         Six months ended
                                                  June 30, 2004                            June 30, 2003
                                        Net                      Per                Net                       Per
                                       Loss       Shares         Share             Loss      Shares         Share
                                    ----------------------------------       --------------------------------------
Net income  (loss)                     $ (71,863)                            $     (96,840)
from continuing operations            ============                                ==========

Basic income (loss) per share
Income (loss) available to common
   stockholders                        $ (71,863)    39,454,271      $ **    $     (96,840) 32,981,294    $ **

Effect of dilutive securities                N/A         N/A                          N/A        N/A
Diluted income (loss) per share        $ (71,863)    39,454,271      $ **    $     (96,840) 32,981,294    $ **
                                       ==========                                 =========

** Less than $0.01 per share

     Stock options to purchase 2,315,000 and 3,255,000 shares of common stock were outstanding at June 30, 2004 and 2003 respectively. These securities were excluded from the computation of diluted earnings per share for the six months ended June 30, 2004 and 2003 because the effect of their inclusion would be anti-dilutive.

Item 2.  Management's Discussion and Analysis of Operations

Introduction

The financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") for the six month periods ended June 30, 2004 and 2003. OneSource is engaged in two closely related and complementary lines of technology and business equipment support activities; 1) equipment maintenance services, ("Maintenance"), and 2) value added equipment supply sales, ("Supplies"). OneSource is the inventor of the OneSource Flat-Rate Blanket Maintenance System(TM). This program provides customers with a Single Source for all general office, computer and peripheral and industry specific equipment technology maintenance, installation and supply products.

New Business

In June, 2004 OneSource signed a definitive merger agreement with First Financial Computer Services, Inc. (hereinafter "FFCS") based in Little Rock, Arkansas.
FFCS is a single-source provider of equipment sales, leasing and maintenance services to large, national customers in the financial services industry. The merger, expected to close in the third quarter of 2004, will significantly expand the scope of OneSource's operations as well as the breadth of services OneSource offers its clients. Together, the combined companies will service customers in over 40 states and be headquartered in Scottsdale, Arizona. FFCS recorded revenues of $11.8 million (unaudited) for the calendar year 2003.

Summary of Operations

Revenues are virtually the same in the six months ended June 30, 2004 compared to the same period in fiscal 2003. However, the net loss has declined by over 25% from 2003. The following table summarizes the comparative results:

--------------------------------------------------------------------------------
Summary of Operations                           2004                 2003
--------------------------------------------------------------------------------
   Revenues                                 $ 1,558,101           $ 1,548,079

   Cost of Revenue                              906,456               952,116

   Gross Profit                                 651,645               595,963

   Selling General and Administrative Costs     624,913               532,474

   Operating Income                              26,732                63,489

   Loss from Litigation Settlements                --                 (92,768)

   Other (Expense)                              (98,595)              (67,560)
--------------------------------------------------------------------------------
   Net Loss                                  $  (71,863)          $   (96,840)
--------------------------------------------------------------------------------


While consolidated revenues to date have remained virtually the same in the six months ended June 30, 2004 as compared to 2003, consolidated cost of revenues has seen a decrease of nearly 4%. This reflects the continuing efforts to control parts costs in the maintenance division along with a more efficient use of our labor resources. Gross margins have continued to increase for the first six months (42%) compared to the same period in 2003 (38%). Gross margins in the maintenance division have increased in 2004 to 46% versus 41% for the same period in 2003. We have been able to increase maintenance revenues by over 16% in 2004 compared to 2003, while costs of revenues in the maintenance division have increased only 8% through significant cost controls. General and Administrative expenses have decreased by 13% in the six months ended June 30, 2004 compared to 2003. This has been accomplished through a strategic review of all operational areas allowing the Company to reallocate costs into the sales and marketing departments to improve our sales efforts.

Revenues

Consolidated revenues have remained virtually the same for the six-month period ended June 30, 2004 compared to the same period in 2003.

------------------------------------------------------------------
Revenues                                  2004           2003
------------------------------------------------------------------
   Maintenance                       $    1,269,836   $  1,091,458

   Supplies                                 288,265        456,621
------------------------------------------------------------------
       Total                         $    1,558,101   $  1,548,079
------------------------------------------------------------------

As reported in the above table, maintenance division revenues for the six-month period ended June 30, 2004 increased sixteen percent (16%) compared to 2003. This is the result of the successful contract renewal of a large customer in Q4-2003 along with the addition of several new contracts.

The supplies division revenues decreased thirty-six percent (36%) in 2004 compared to 2003. The decrease is the result of higher than usual purchases made by a customer in the first six months of 2003. In March 2004, the Company has begun to provide remanufactured cartridges to a Fortune 100 wholesaler which will allow the continued growth of this division throughout 2004. We expect the orders from this customer to increase in the third and fourth quarters of 2004.

Now that operational efficiencies and customer satisfaction levels are improved, management is focusing attention on growing revenues via both current account extensions as well as through out-bound sales and marketing efforts.

Gross Margins

Consolidated gross margins for the six months ended June 30, 2004 have improved to forty two percent (42%) compared to thirty eight percent (38%) for the six months ended June 30, 2003. While the maintenance division increased its gross profit margin by four percent (5%), the supplies division's gross profit margin decreased by seven percent (7%). The increase in gross margins in the maintenance division is due to the Company being able to continually add incremental revenue while adding costs at a significantly lower amount. The decrease in gross margins within the supplies division has resulted from expected orders in the second quarter being shifted to the third quarter.

Selling, General and Administrative Costs

General and administrative costs have decreased approximately thirteen percent (13%) for the six months ended June 30, 2004 compared to the same period in the prior year. Most of this $65,000 saving in administrative cost has been redeployed in the Sales and Marketing areas. The Company will continue to further penetrate the maintenance market and also pursue relationships with large users of remanufactured cartridges. The following table summarizes the significant general and administrative cost categories for the six months ended June 30, 2004 and 2003:


------------------------------------------------------------------------------
General and Administrative                      2004                2003
------------------------------------------------------------------------------
   Salaries, Wages and Benefits              $    35,708          $  142,187

   Facilities                                     56,267              76,870

   Legal and Professional                        206,381             173,376

   Telecommunication Costs                        28,745              34,883

   Travel and Entertainment                       12,632              10,316

   Other                                          77,262              44,198

------------------------------------------------------------------------------
      Total                                  $   416,995          $  481,830
------------------------------------------------------------------------------

The largest changes in general and administrative costs in 2004 compared to 2003 have occurred in salaries, wages and benefits along with legal and professional costs. Salaries, wages and benefits have declined over seventy four percent (74%), or $106,000 as several employees that were on the payroll in 2003 have been eliminated and new personnel have been brought to the Company through its relationship with Partners Resource Management, LLC. The charges for these services are reflected in legal and professional costs. Much of the costs in legal and professional in 2003 were related to settling various litigation matters or potential litigation with former owners of entities that the Company had previously acquired. These charges are not recurring.

Other general and administrative costs have remained relatively steady in the quarter ended June 30, 2004 compared to the same period in 2003.

The following table summarizes the significant selling and marketing cost categories for the six months ended June 30, 2004 and 2003, respectively:

--------------------------------------------------------------------------
Selling and Marketing                           2004              2003
--------------------------------------------------------------------------
   Salaries Commissions and Benefits          $  189,378        $ 38,796

   Advertising and Promotion                       5,884           4,018

   Travel and Entertainment                       12,656           7,830
--------------------------------------------------------------------------
      Total                                   $  207,918        $ 50,644
--------------------------------------------------------------------------

The increase in selling and marketing costs is largely the result of the Company's efforts to significantly drive new revenue growth by implementing and supporting various sales and marketing initiatives. At this time, most of the operational, infrastructure and management changes made as part of the restructuring over the past year are in place.

The following table summarizes other income (expense) for the six months ended June 30, 2004 and 2003:

Interest and Other Income (Expense)

-----------------------------------------------------------------------------
Other Income (Expense)                           2004                 2003
-----------------------------------------------------------------------------
   Interest                                $    (50,028)        $  ( 66,395)

   Merger related expenses                      (41,535)              ---

   Stock issuance for BOD compensation          (33,060)              ---

   Loss from Litigation Settlements               ---              ( 92,768)

   Other                                         26,028            (  1,165)
-----------------------------------------------------------------------------
      Total                                $    (98,595)        $  (160,328)
-----------------------------------------------------------------------------

Interest cost has decreased over 24% in 2004 compared to 2003 as a result of the Company no longer accruing interest on a certain obligation of $560,000 due to a single creditor. This creditor was found guilty of conducting fraudulent activities by the Arizona Corporation Commission in April 2003. The creditor is out of business and no longer has communication with the Company. The Company and its legal counsel believe that due to these circumstances, the Company may not be obligated to repay this obligation and the creditor will not have legal means to pursue collection. The creditor has not contacted the Company in over a year. The Company has ceased accruing interest on this obligation as of October 1, 2003.

In the second quarter of 2004, the Company incurred one-time costs of approximately $41,000 for various legal and professional fees associated with the merger agreement between OneSource and FFCS.

In April, 2004 the Board of Directors was awarded compensation in the form of stock grants. The impact to the Company resulted in a charge of approximately $33,000.

Other income has increased by over $27,000 in 2004 compared to 2003 as a result of a gain through an insurance reimbursement related to the disposal of various equipment lost in a flood. This equipment has been replaced and no significant negative impact resulted from this business disruption.

Liquidity and Capital Resources
The following table sets forth selected financial condition information as of June 30, 2004 compared to June 30, 2003:

-------------------------------------------------------------------------------
Balance Sheet                                     2004                 2003
-------------------------------------------------------------------------------
   Working Capital                             $ (544,644)        $ (1,031,188)

   Total Assets                                   811,645            1,137,200

   Debt Obligations                             1,066,428            1,033,120

   Shareholders' Deficit                       $ (901,753)          $ (568,869)
-------------------------------------------------------------------------------

Liquidity and capital resources continued to be closely monitored during the first six months of 2004.

At June 30, 2004, the Company had accrued approximately $48,000 of unpaid payroll taxes, interest and penalties resulting from the acquisition of a company in 2000. The Company is currently making payments of the tax portion of this amount, which is approximately $15,000. Once the portion related to the unpaid tax is remitted, the Company will then file an application to the IRS to have the interest and penalties abated. Management believes the Company will be able to successfully liquidate this liability and that the ultimate outcome will not have an adverse impact on the Company's financial position or results of operations.

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

Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. The Company has estimated a $1,300,000 deferred income tax asset related to net operating loss carryforwards at June 30, 2004. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

The Company has ceased accruing interest expense on a $560,000 obligation. As noted above, management believes that there is a significant probability that the obligation will not be repaid and that the claim has been abandoned.

Employees

At June 30, 2004, the Company employed twenty-five (25) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relationship with its employees to be excellent.


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

PART II

Item 1. Legal Proceedings.

         At June 30, 2004, the Company had no outstanding legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults in Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the quarter ending June 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

10.39    [9]     Accounts Receivable & Security agreement with New Horizon
                 Capital, LLC dated July 3, 2003.

10.40    [9]     Addendum to Accounts Receivable & Security agreement with New
                 Horizon Capital, LLC dated July 3, 2003.

10.41    [10]    Employment leasing agreement with Diversified Human Resources dated October 1, 2003.

10.42    [10]    King Soopers contract renewal and extension dated
                 December 15, 2003.

10.43    *       Lease of Scottsdale, Arizona property dated April 20, 2004.

10.44    *       Merger Agreement among OneSource Technologies, Inc. and First
                 Financial Computer Services, Inc., Robert H. Thomason, Mary H.
                 Thomason, Randy H. Thomason and Jon M. Thomason

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

(*)       Filed herewith


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





                                    OneSource Technologies, Inc.
                                            (Registrant)


Date: August 16, 2004               By: /s/ Donald E. McIntyre
                                    -----------------------------------------
                                        Donald E. McIntyre, Chairman

                                    By: /s/ Michael L. Hirschey
                                    -----------------------------------------
                                        Michael L. Hirschey, Chief Executive
                                        Officer and Director

                                    By: /s/ Jerry M. Washburn
                                    -----------------------------------------
                                        Jerry M. Washburn, Director



     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                  Title                          Date
---------                  -----                          ----


/s/ Donald E. McIntyre     Chairman                       August 16, 2004
----------------------
Donald E. McIntyre


/s/ Michael L. Hirschey    Chief Executive Officer        August 16, 2004
-----------------------    and Director
Michael L. Hirschey


/s/ Jerry M. Washburn      Director                       August 16, 2004
-----------------------
Jerry M. Washburn