Form 10QSB
period 2004-09-30
ONESOURCE TECHNOLOGIES INC
filed 2004-11-15
CIK 1118421

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2004
Commission file no.: 000-30969

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

     As of September 30, 2004, there were 40,292,623 shares of voting stock of the registrant issued and outstanding.

Part I.

Item 1.  Financial Statements





                          ONESOURCE TECHNOLOGIES, INC.



                     Consolidated Financial Statements as of
                             September 30, 2004 and 2003

                                   (Unaudited)






TABLE OF CONTENTS

                                                                           Page

CONSOLIDATED BALANCE SHEET
AS OF SEPTEMER 30, 2004                                                     1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003                           2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003                           3

FOOTNOTES                                                                   4

ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2004
(UNAUDITED)
-------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
    Cash                                                                         $     8,638
    Accounts receivable                                                              302,064
    Inventories                                                                      183,110
    Other current assets                                                               9,413
                                                                                 -----------
        Total current assets                                                         503,225
                                                                                 -----------


PROPERTY AND EQUIPMENT, net of accumulated depreciation of $ 121,144                  90,700
DEFERRED INCOME TAXES                                                                140,187
OTHER ASSETS                                                                          34,197
                                                                                 -----------

TOTAL ASSETS                                                                     $   768,309
                                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable                                                             $   204,896
    Accrued expenses and other liabilities                                           317,979
    Deferred revenue                                                                 198,168
    Current notes payable                                                            443,097
                                                                                 -----------
         Total current liabilities                                                 1,164,140
                                                                                 -----------


INSTALLMENT NOTES - LONG-TERM                                                        605,000

                                                                                 -----------
TOTAL LIABILITIES                                                                  1,769,140
                                                                                 -----------

STOCKHOLDERS' DEFICIT:
    Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued
    Common Stock, $.001 par value, 100,000,000 shares authorized, 40,292,623
       issued and outstanding at September 30, 2004                                   40,293
    Paid in capital                                                                2,884,790

    Deferred stock compensation                                                      (60,000)
    Accumulated deficit                                                           (3,865,914)
                                                                                 -----------
                                                                                  (1,000,831)
                                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $   768,309
                                                                                 ===========




         The accompanying notes are an integral part of this statement.


ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)
-------------------------------------------------------------------------------------------------------


                                            3RD QTR          3RD QTR           YTD             YTD
                                              2004            2003             2004            2003
                                           ------------------------------------------------------------
REVENUE, net                               $    754,105    $    802,210    $  2,312,205    $  2,350,289

COST OF REVENUE                                 461,888         480,663       1,342,974       1,432,779
                                           ------------------------------------------------------------
                    GROSS PROFIT                292,217         321,547         969,231         917,510

GENERAL AND ADMINISTRATIVE EXPENSES             280,316         200,871         722,681         682,701
SELLING AND MARKETING EXPENSES                   85,809          82,057         293,725         132,701
STOCK ISSUANCE FOR DIRECTORS                                                     33,060
                                           ------------------------------------------------------------
                    Operating income            (73,908)         38,619         (80,235)        102,108

OTHER INCOME (EXPENSE):
    Interest expense                            (32,638)        (38,609)        (82,665)       (105,004)
    Merger related expense                           --              --         (41,535)             --
    Other income (expense)                        8,300         ( 1,270)         34,325         ( 2,435)
    Loss from litigation settlements                 --         (16,813)             --        (109,581)
                                           ------------------------------------------------------------
                     Total other expense        (24,338)        (56,692)        (89,875)       (217,020)

                                           ------------------------------------------------------------
NET INCOME (LOSS)                          $    (98,246)   $    (18,073)     $ (170,110)   $   (114,912)
                                           ============================================================

NET INCOME PER SHARE -
                     Basic                 $         **    $         **      $       **    $         **
                     Diluted               $         **    $         **      $       **    $         **

Weighted Average Shares Outstanding:

                    Basic                    40,292,623      37,870,315      39,739,546      34,628,876
                    Diluted                  40,292,623      37,870,315      39,739,546      34,628,876

          **Less than $0.01 per share



        The accompanying notes are an integral part of these statements.


ONESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)
-------------------------------------------------------------------------------------------------------



                                                                                    2004        2003
                                                                                -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $(170,110)   $(114,912)
     Adjustments to reconcile net loss to net cash used by operations -

                 Gain on disposal of fixed assets                                  (29,538)         --
                 Depreciation and amortization                                      33,311       34,319
                 Stock issuances to consultants for services                        53,310       65,514
                    Non-cash portion of litigation settlements                         --        64,254
                 Changes in assets and liabilities:
                             Accounts receivable                                     6,467      148,998
                             Inventory                                              (3,526)     (19,075)
                             Other current assets                                   (7,663)       8,004
                             Other assets                                          (31,170)          --
                             Accounts payable                                      156,107      (94,650)
                             Accrued expenses and other liabilities                  4,915       32,505
                             Deferred revenue                                      (22,731)        (910)
                                                                                -----------------------
                               Net cash (used) provided by operating
                               activities                                          (10,628)      124,047
                                                                                -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchases of property and equipment                                 (57,262)      (5,060)
               Proceeds from disposal of equipment                                  27,765           --
                                                                                -----------------------

                                       Net cash (used) provided by investing       (29,497)      (5,060)
                                       activities

CASH FLOWS FROM FINANCING ACTIVITIES:

                     Proceeds from notes payable                                    17,998       15,832
                     Principal payments on notes payable                           (61,142)    (140,883)
                                                                                -----------------------
                                       Net cash (used) provided by financing
                                       activities                                  (43,144)    (125,051)
                                                                                -----------------------


INCREASE/(DECREASE) IN CASH                                                        (83,269)      (6,064)

CASH, at January 1,                                                                 91,907       55,267
                                                                                -----------------------
CASH, at September 30,                                                           $   8,638    $  49,204
                                                                                =======================



        The accompanying notes are an integral part of these statements.

ONESOURCE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
----------------------------------------------


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


     2. BUSINESS SEGMENTS

The Company's revenues are derived from two segments: 1) renewable contracts of equipment maintenance services, and 2) equipment supplies distribution. The following table sets forth the operating contributions of each for the nine months ended

September 30, 2004 and 2003:

                                  Maintenance      Supplies     Eliminations          Total
                                -------------------------------------------------------------
2004

Revenues                         $ 1,921,828    $   390,377                      $ 2,312,205
Net loss                             (67,178)      (102,931)                        (170,110)
Depreciation and amortization         28,655          4,656                           33,311
Interest                              82,654             11                           82,665
Property & equipment purchases        57,262              0                           57,262
Total Assets                     $   768,309    $       --                       $   768,309


2003

Revenues                         $1,692,217     $   658,072                      $ 2,350,289
Net loss                            (41,330)        (73,582)                        (114,912)
Loss from litigation settlements     36,567          73,014                          109,581
Depreciation and amortization        26,496           7,823                           34,319
Interest                            105,007              (3)                         105,004
Property & equipment purchases        5,060               0                            5,060
Total Assets                     $1,355,704     $   405,502    ($ 728,511)       $ 1,032,695

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

     4. RELATED PARTY TRANSACTIONS

In the year ended December 31, 2003, the Company, entered into an agreement with Partners Resource Management, LLC ("Partners") for providing management, sales and administrative services to the Company. Partners Resource Management, LLC's sole member is Michael L. Hirschey, CEO and Director of the Company. At September 30, 2004, Partners provided 9 full time equivalent personnel to the Company in the areas of Executive Management, Sales, Operations and Finance. The Company paid Partners $491,149 in the nine months ended September 30, 2004 as management fees and reimbursement of expenses. Partners was not owed any fees or expenses at September 30, 2004. However, pursuant to the agreement with Partners, the Company will incur a fee in the fourth quarter of approximately $196,000 related to the November 9, 2004 closing of its merger with First Financial Computer Services, Inc. The current agreement with partners expires on December 31, 2004 and it is anticipated that a restructured agreement will be entered into for 2005.

     5. MERGER RELATED ITEMS

In the quarter ended September 30, 2004 the Company incurred approximately $34,198 in professional fees related to the revised merger agreement dated November 9, 2004 between the Company and First Financial Computer Services, Inc. ("FFCS"). The fees were paid for legal and financial assistance in conjunction with the agreement and are capitalized and are to be a component of the total purchase price of FFCS. As part of the consideration of the merger, the Company entered into a credit agreement on November 9, 2004 with Comerica Bank to provide a $1.75 million four year term loan along with a $1.5 million revolving line of credit secured by assets of the Company.

     6. INCOME (LOSS) PER SHARE

     The following presents the computation of basic and diluted earnings per share from continuing operations:

                                             Nine months ended                          Nine months ended
                                             September 30, 2004                         September 30, 2003
                                        Net                      Per                Net                       Per
                                       Loss       Shares         Share             Loss      Shares         Share
                                    ----------------------------------       --------------------------------------
Net income  (loss)                     $(170,110)                            $     (114,912)
from continuing operations            ============                                ==========

Basic income (loss) per share
Income (loss) available to common
   stockholders                        $(170,110)    39,739,546      $ **    $     (114,912) 34,628,876    $ **

Effect of dilutive securities                N/A         N/A                          N/A        N/A
Diluted income (loss) per share        $(170,110)    39,739,546      $ **    $     (114,912) 34,628,876    $ **
                                       ==========                                  =========

** Less than $0.01 per share

     Stock options to purchase 2,065,000 and 2,315,000 shares of common stock were outstanding at September 30, 2004 and 2003 respectively. These securities were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2004 and 2003 because the effect of their inclusion would be anti-dilutive.

Item 2.  Management's Discussion and Analysis of Operations

Introduction

The financial results discussed herein include the consolidated operations of OneSource Technologies, Inc, (hereinafter "OneSource" and/or "the Company") for the nine month periods ended September 30, 2004 and 2003. OneSource is engaged in two closely related and complementary lines of technology and business equipment support activities; 1) equipment maintenance services, ("Maintenance"), and 2) equipment supplies sales, ("Supplies"). OneSource is the inventor of the OneSource Flat-Rate Blanket Maintenance System(TM). This program provides customers with a Single Source for all general office, computer and peripheral and industry specific equipment technology maintenance, installation and supply products. OneSource focuses primarily on two market sectors, retail and banking, and combined with First Financial Computer Services, Inc. will have customers in 41 states.

New Business

On November 9, 2004 OneSource completed the previously announced merger with First Financial Computer Services, Inc. ("FFCS") based in Little Rock, Arkansas. FFCS is a single-source provider of equipment sales, leasing and maintenance services to large, national customers in the financial services industry. The merger will significantly expand the scope of OneSource's operations as well as the breadth of services OneSource offers its clients. Together, the combined companies will service customers in 41 states and will be headquartered in Scottsdale, Arizona. FFCS recorded revenues of $8.1 million (unaudited) for the nine months ended September 30, 2004. In connection with the merger, on November 9, 2004 the Company entered into a credit agreement with Comerica Bank to provide a $1.75 million four year term loan along with a $1.5 million revolving line of credit secured by assets of the Company.

Summary of Operations

Revenues are slightly lower in the nine months ended September 30, 2004 compared to the same period in fiscal 2003. However, the net loss has increased by over $55,000 from 2003. The following table summarizes the comparative results:

--------------------------------------------------------------------------------
Summary of Operations                           2004                 2003
--------------------------------------------------------------------------------
   Revenues                                 $ 2,312,206           $ 2,350,289

   Cost of Revenue                            1,342,974             1,432,779

   Gross Profit                                 969,231               917,510

   Selling General and Administrative Costs   1,049,466               815,402

   Operating Income                             (80,235)              102,108

   Loss from Litigation Settlements                --                (109,581)

   Other (Expense)                              (89,875)             (107,439)
--------------------------------------------------------------------------------
   Net Loss                                  $ (170,110)          $  (114,912)
--------------------------------------------------------------------------------

While consolidated revenues to date have slightly decreased in the nine months ended September 30, 2004 as compared to 2003, consolidated cost of revenues has seen a decrease of over 6%. This reflects the continuing efforts to control parts costs in the maintenance division along with a more efficient use of our labor resources. Gross margins have increased for the first nine months (42%) compared to the same period in 2003 (39%). Gross margins in the maintenance division have increased in 2004 to 45% versus 43% for the same period in 2003. We have been able to increase maintenance revenues by over 13% in 2004 compared to 2003, while costs of revenues in the maintenance division have increased only 8% through tighter cost controls. General and Administrative expenses have increased by 6% in the nine months ended September 30, 2004 compared to 2003 largely due to approximate costs of $70,000 associated with the implementation of a new enterprise software program which will enable us to better track operational results and more efficiently respond to customer needs. Sales and marketing costs have more than doubled during the nine month period ended September 30, 2004 versus same period in 2003. This is due to a more concerted effort in targeting significant maintenance opportunities.

Revenues

Consolidated revenues have slightly declined for the nine-month period ended September 30, 2004 compared to the same period in 2003.

------------------------------------------------------------------
Revenues                                  2004           2003
------------------------------------------------------------------
   Maintenance                       $    1,921,829   $  1,692,217

   Supplies                                 390,377        658,072
------------------------------------------------------------------
       Total                         $    2,312,206   $  2,350,289
------------------------------------------------------------------

As reported in the above table, maintenance division revenues for the nine-month period ended September 30, 2004 increased fourteen percent (14%) compared to 2003. This is the result of the successful negotiation of a contract renewal of a long-time customer in the fourth quarter of 2003 along with the addition of several new contracts.

The supplies division revenues decreased forty percent (40%) in 2004 compared to 2003. The decrease is the result of higher than usual purchases made by a customer in the first nine months of 2003. In March 2004, the Company began to provide remanufactured cartridges to a Fortune 100 wholesaler which will enhance the continued growth of this division throughout 2004. We expect the orders from this customer to increase in the fourth quarter of 2004.

While Management continues to pursue improved operational efficiencies and customer satisfaction levels, added attention is being focused on growing revenues via both current account extensions as well as through out-bound sales and marketing efforts.

Gross Margins

Consolidated gross margins for the nine months ended September 30, 2004 have improved to forty one percent (42%) compared to thirty nine percent (39%) for the nine months ended September 30, 2003. While the maintenance division increased its gross profit margin by two percent (2%), the supplies division's gross profit margin decreased by ten percent (10%). The increase in gross margins in the maintenance division is due to the Company being able to continually add incremental revenue while adding costs at a significantly lower rate. The decrease in gross margins within the supplies division has resulted from slower sales than expected during the summer season and also because we converted to purchasing toner cartridges from a third party manufacturer in 2004 instead of manufacturing them in-house as in 2003. While the gross margins are lower, many overhead costs have been eliminated by outsourcing the production of toner cartridges.

Selling, General and Administrative Costs

General and administrative costs have increased approximately six percent (6%) for the nine months ended September 30, 2004 compared to the same period in the prior year. Most of this increase is due to the implementation of a corporate wide dispatch and financial system which will allow the Company to better respond to customer needs along with providing greater operational reporting functionality. The following table summarizes the significant general and administrative cost categories for the nine months ended September 30, 2004 and 2003:

------------------------------------------------------------------------------
General and Administrative                      2004                2003
------------------------------------------------------------------------------
   Contracted professional services          $   307,089        $    146,260

   Salaries, Wages and Benefits                   82,234             180,926

   Facilities                                     82,804             116,198

   Legal and Professional                         44,485             112,151

   Telecommunication Costs                        41,952              55,227

   Travel and Entertainment                       17,542              12,951

   Other                                         146,575              58,988

------------------------------------------------------------------------------
      Total                                  $   722,681          $  682,701
------------------------------------------------------------------------------

The largest changes in general and administrative costs in 2004 compared to 2003 have occurred in salaries, wages and benefits along with legal and professional costs. Salaries, wages and benefits have declined over fifty five percent
(55%), or approximately $99,000, while contracted professional services have increased by approximately $161,000, as several employees that were on the payroll in 2003 have been eliminated and new personnel have been brought to the Company through its relationship with Partners Resource Management, LLC. The charges for these services are reflected in contracted professional services. Much of the costs in legal and professional in 2003 were related to settling various litigation matters or potential litigation. These charges are not recurring.

Other general and administrative costs have remained relatively steady in the quarter ended September 30, 2004 compared to the same period in 2003.

The following table summarizes the significant selling and marketing cost categories for the nine months ended September 30, 2004 and 2003, respectively:

--------------------------------------------------------------------------
Selling and Marketing                           2004              2003
--------------------------------------------------------------------------
   Contracted professional services          $   184,060      $   42,000

   Salaries Commissions and Benefits              88,419          69,769

   Advertising and Promotion                       5,918           6,069

   Travel and Entertainment                       15,328          14,863
--------------------------------------------------------------------------
      Total                                   $  293,725       $ 132,701
--------------------------------------------------------------------------

The increase in selling and marketing costs is largely the result of restructuring the Company's marketing approaches and the Company's efforts to significantly drive new revenue growth by implementing and supporting various sales and marketing initiatives. At this time, most of the operational, infrastructure and management changes made as part of the restructuring over the past year are in place.

The following table summarizes other income (expense) for the nine months ended September 30, 2004 and 2003:

Interest and Other Income (Expense)

-----------------------------------------------------------------------------
Other Income (Expense)                           2004                 2003
-----------------------------------------------------------------------------
   Interest                                $    (82,665)        $ ( 105,004)

   Merger related expenses                      (41,535)              ---

   Loss from Litigation Settlements               ---             ( 109,581)

   Other                                         34,325           (   2,435)
-----------------------------------------------------------------------------
      Total                                $   (89,875)        $ ( 217,020)
-----------------------------------------------------------------------------

Interest cost has decreased over 21% in 2004 compared to 2003 as a result of the Company no longer accruing interest on a certain obligation of $605,000 due to a single creditor. This creditor was found guilty of conducting fraudulent activities by the Arizona Corporation Commission in April 2003. The creditor is out of business and no longer has communication with the Company. The Company and its legal counsel believe that due to these circumstances, the Company may not be obligated to repay this amount and the creditor will not have legal recourses to pursue collection. The creditor has not contacted the Company in over a year. The Company has ceased accruing interest on this obligation as of October 1, 2003.

In the nine months ended September 30, 2004, the Company incurred one-time costs of approximately $41,000 for various legal and professional fees associated with the merger agreement between OneSource and FFCS.

In April, 2004 the Board of Directors was awarded compensation in the form of stock grants. The impact to the Company resulted in a charge of approximately $33,000.

Other income has increased by over $36,000 in 2004 compared to 2003 as a result of a gain through an insurance reimbursement related to the disposal of various equipment lost in a flood. This equipment has been replaced and no significant negative impact resulted from this business disruption.

Liquidity and Capital Resources
The following table sets forth selected financial condition information as of September 30, 2004 compared to September 30, 2003:

-------------------------------------------------------------------------------
Balance Sheet                                     2004                 2003
-------------------------------------------------------------------------------
   Working Capital                             $ (660,915)        $ (1,007,838)

   Total Assets                                   768,309            1,205,944

   Debt Obligations                             1,048,097              985,310

   Shareholders' Deficit                     $ (1,000,831)        $   (530,543)
-------------------------------------------------------------------------------

Liquidity and capital resources continue to be closely monitored during the first nine months of 2004.

In March 2004, the Company renegotiated three outstanding promissory notes with individuals which had previously been in default. The notes due in March, 2005 carry an interest rate of 18% and the Company has been making current interest payments on those notes. In November, 2004 those notes were paid with proceeds from a line of credit established with Comerica Bank.

The Company maintains on its books a certain obligation of $605,000 due to a single creditor. This creditor was found guilty of conducting fraudulent activities by the Arizona Corporation Commission in April 2003. The creditor is out of business and no longer has communication with the Company. The Company and its legal counsel believe that due to these circumstances, the Company may not be obligated to repay this amount and the creditor will not have legal recourses to pursue collection. The creditor has not contacted the Company in over a year. The Company has ceased accruing interest on this obligation as of October 1, 2003 at the recommendation of our independent public accounting firm.

At September 30, 2004, the Company had accrued approximately $48,000 of unpaid payroll taxes, interest and penalties resulting from the acquisition of a company in 2000. The Company is currently making payments of the tax portion of this amount, which is approximately $18,000. Once the portion related to the unpaid tax is remitted which is expected in the fourth quarter, the Company will then file an application to the IRS to have the interest and penalties abated. Management believes the Company will be able to successfully liquidate this liability and that the ultimate outcome will not have an adverse impact on the Company's financial position or results of operations.

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

The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes, and recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is provided for the portion of net deferred tax assets that are not more likely than not to be realized. Deferred tax assets of $1,298,231 at December 31, 2003 consisted primarily of federal net operating loss carry-forwards of $3,209,000 and state net operating loss carry-forwards of $1,984,000. The carry-forwards expire from 2004 through 2023. The remainder of the deferred tax assets relate to allowances on accounts receivable and inventories and a difference in the book and tax basis of the goodwill related to the purchase of CartridgeCare, Inc. The remaining carrying value of goodwill was written off for book purposes in the year ended December
31. 2003. However, the asset must be amortized over the remaining ten years for income tax purposes. There was no deferred tax liability at December 31, 2003. The deferred tax asset at December 31, 2003 is offset by an equal valuation allowance of $1,298,231. The valuation allowance increased by $168,000 in the year ended December 31, 2003. This deferred tax asset will again be evaluated at December 31, 2004.

The Company has ceased accruing interest expense on a $605,000 obligation. As noted above, management believes that there is a significant probability that the obligation will not be repaid and that the claim has been abandoned.

Employees

At September 30, 2004, the Company employed twenty-five (25) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relationship with its employees to be excellent. The Company also utilizes nine (9) full time equivalents provided from Partners Resource Management, LLC.


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


ITEM 3. Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

          At September 30, 2004, the Company had no outstanding legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults in Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its 2004 Annual Meeting of Stockholders on September 24, 2004. The following nominees were elected to the Company's Board of Directors to serve until the next annual meeting of stockholders or until their successors are elected and have qualified:

         Nominee                       Votes in Favor      Votes Withheld

         Donald E. McIntyre              36,135,483            17,719
         Michael L. Hirschey             36,135,619            17,583
         Robert J. Thompson              36,135,619            17,583
         Robert H. Thomason              36,135,483            17,719

The following items were voted upon by the Company's shareholders:

(a) Proposal to amend the Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000:

     Votes in Favor           Opposed        Abstained        Broker Non-Vote
     --------------           -------        ---------        ---------------
       35,771,818             305,478          75,906            4,139,421

(b) Proposal to amend the Certificate of Incorporation to authorize 5,000,000 shares of serial preferred stock:

     Votes in Favor           Opposed        Abstained        Broker Non-Vote
     --------------           -------        ---------        ---------------
       25,502,715             302,801         138,583            14,348,524

(c) Proposal to amend and restate the Certificate of Incorporation in its entirety:

     Votes in Favor           Opposed        Abstained        Broker Non-Vote
     --------------           -------        ---------        ---------------
       25,848,678              20,477          74,944            14,348,524

(d) Proposal to ratify the appointment of Epstein, Weber & Conover, PLC as the Company's independent auditors for the year ending December 31, 2004:

    Votes in Favor            Opposed        Abstained        Broker Non-Vote
    --------------            -------        ---------        ---------------
      35,981,481               96,777          74,944            4,139,421

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





                                    OneSource Technologies, Inc.
                                            (Registrant)



Date: November 15, 2004             By: /s/ Michael L. Hirschey
                                    -----------------------------------------
                                       Michael L. Hirschey, Chief Executive
                                       Officer and Director

                                    By: /s/ Leonard J. Ksobiech
                                    -----------------------------------------
                                       Leonard J. Ksobiech, Chief Financial
                                       Officer