Form 10KSB
period 2004-12-31
ONESOURCE TECHNOLOGIES INC
filed 2005-04-15
CIK 1118421

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004
                        Commission file number: 000-30969


                          ONESOURCE TECHNOLOGIES, INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              Delaware                                   65-0691963
  ------------------------------               -------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation ororganization)


     15730 North 83rd Way, Suite 104, Scottsdale, Arizona              85260
     ----------------------------------------------------            --------
           (Address of principal executive offices)                 (Zip Code)


              Telephone Number, Including Area Code: (800) 279-0859


       Securities registered under Section 12(b) of the Exchange Act: None


 Securities registered under Section 12(g) of the Exchange Act:  Common Stock,
                                                                $.001 par value
                                                                ----------------
                                                                (Title of Class)

                        Copies of Communications Sent to:
                                  Len Ksobiech
                         15730 North 83rd Way, Suite 104
                            Scottsdale, Arizona 85260
                     Tel: (800) 279-0859 Fax: (480) 889-1166

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Registrant's revenues for its most recent fiscal year were $4,518,951.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2005 was approximately $5,722,189.

The number of shares outstanding of the registrant's classes of common stock, as of March 31, 2005 was 51,856,590.

Transitional Small Business Disclosure Format: Yes [  ] No [X]



                                TABLE OF CONTENTS

Item                                                                                                            Page


PART I                                                                                                            2

   ITEM 1. DESCRIPTION OF BUSINESS                                                                                2
   ITEM 2. DESCRIPTION OF PROPERTY                                                                                6
   ITEM 3. LEGAL PROCEEDINGS                                                                                      7
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                    7

PART II                                                                                                           7

   ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
              SECURITIES                                                                                          7
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                                   8
   ITEM 7. FINANCIAL STATEMENTS                                                                                  19
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE                                                                               35
   ITEM 8A. CONTROLS AND PROCEDURES                                                                              35
   ITEM 8B.  OTHER INFORMATION                                                                                   36

PART III                                                                                                         36

   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                    36
   ITEM 10. EXECUTIVE COMPENSATION                                                                               38
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS       39
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                       40
   ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K                                                               43
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                               45

SIGNATURES                                                                                                       47









This report contains trademarks and trade names that are the property of OneSource Technologies, Inc. and its subsidiaries, and of other companies, as indicated.

                                     PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-KSB includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to the Company's (i) expectation that it will begin discussions with Kroger in September 2005 to extend its contract with them for one additional year; (ii) expectation that revenues attributed to equipment refurbishment will increase in 2005; and (iii) anticipation that it will not pay a cash dividend on its common stock in the near future.

Forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in Part II, as well as other factors that we currently are unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

ITEM 1. Description of Business

Introduction

OneSource Technologies, Inc., a Delaware corporation ("OneSource," the "Company," "we," "us" or "our"), was founded in 1984. We provide customers with a single-source solution for many of their information technology, or "IT," equipment, maintenance, and supply needs. We provide businesses in the financial services, retail point-of-sale, or "POS," and general office environments with scaleable, cost-effective solutions backed by comprehensive services that ensure equipment protection and longevity. Our services and products include the following:

     o    IT equipment maintenance services;

     o    systems upgrading, systems integration, and custom support services;

     o    sales and leasing of new and refurbished equipment; and

     o    a full line of related supplies and consumables.

In November 2004, we acquired First Financial Computer Services, or "FFCS," in a merger of FFCS with our Company. The resulting combined entity represents what we believe is a leading national single-source provider of IT equipment services, with operations in 41 states. Our client base includes nine of the 21 largest financial institutions and 17 of the top 50 banking organizations in the United States. As a result of our acquisition of FFCS, we now have improved our ability to more efficiently respond to requests from customers and assume responsibility for all components of their IT maintenance.

Our technicians are hands-on experts in areas such as check remittance and lockbox processing, as well as equipment refurbishment. With a division dedicated to IBM(R) 3890 support, we now support new and used transaction processing hardware from all of the major manufacturers, which, among others, includes BancTec(R), IBM, NCR(R), Unisys(R), Dell(R), and Fujitsu(R). Our ability to support transaction processing hardware supplied by each of these manufacturers is what we believe differentiates us from much of our competition. Additionally, we are able to provide sales and service of mail extraction equipment. We maintain an inventory of more than 2,000,000 parts, including the largest BancTec parts stock other than the equipment manufacturer itself.

Our executive offices are presently located at 15730 North 83rd Way, Suite 104, Scottsdale, Arizona 85260. Our telephone number is (800) 279-0859 and our facsimile number is (480) 889-1166.

Services and Products

We engage in two closely related and complementary lines of business:

     o    renewable contract equipment maintenance services, and
     o    value-added equipment supply distribution.

We currently concentrate our business activities on the banking and financial services and retail industries, although our service and product offerings can be readily applied to any industry. We focus on these industries primarily because banking, financial services and retail enterprises generally use a significantly larger number of equipment items than those used by other businesses. For example, in addition to using large numbers of general business equipment items such as copiers, facsimile machines, personal computers and peripherals, banking and retail enterprises also use significant quantities of industry-specific machines, such as coin and currency counting and handling machines, check processing and encoding equipment, and ATMs in the banking industry and POS scanner and register systems in the retail industry.

We look to be a single source provider of maintenance services to our customers for many types of equipment, which we believe creates a wide-based savings for our customers. We call this service our Flat-Rate Blanket Maintenance System(TM), which provides customers with a single source for their equipment support needs under a single agreement.

Company-employed field-service technicians operating from their homes throughout our territories deliver equipment maintenance service to customers at their business sites. All supporting services, including call center dispatching, routing and control, parts procurement and logistics, are housed in both our Arizona and Arkansas facilities, which we can deploy depending upon proximity.

We offer a full complement of services and products that are specifically tailored to meet our clients' business requirements. We offer services and products in the following broad categories:

   o   Check and Remittance Processing,     o   General Office Environments,
   o   Support Services,                    o   Equipment Sales and Leasing, and
   o   Retail/POS,                          o   Equipment Supplies.

Each of these categories is described in greater detail in the following paragraphs.

Banking and Financial Services Equipment

Equipment and systems maintenance has become one of the primary challenges facing operations managers at banks and other financial institutions. Rising equipment maintenance costs lead to declining margins and increasing pressure from senior bank management to reduce costs, convert the operations back-office from a cost center to a profit center, and boost efficiency without sacrificing quality. We have developed a single-source suite of equipment services to meet these challenges.

To ensure we maintain optimum customer service, our field-service organization is supported by a full line of parts inventory:

   o  Laser and Inkjet Printers; Faxes (All vendors         o   Mail Systems/Inserters/Folders/Sealers;
      supported);                                           o   Teller Platform Stations;
   o  Coin/Currency Systems (All vendors supported);        o   Teller Platform Systems;
   o  Check Strippers and De-Strippers (Check Tech(TM),     o   Microfilm/Microfiche Equipment;
      Shear Tech(TM));                                      o   Bursters/Decollators; and
   o  Encoders (Maverick(TM), Check Tech, Shear Tech);      o   Check Imaging Platforms.

Retail/POS

Our Retail/POS services include an initial evaluation, hardware and software acquisition, installation and ongoing support. We provide support for equipment from nearly every vendor of POS and retail equipment. We support the following types of retail and POS equipment:

   o        Servers;                         o        Scanner/ Scales;
   o        Base Units;                      o        CAT Equipment;
   o        PC Workstations;                 o        Hand Scanner;
   o        Cash Drawers;                    o        Encoders; and
   o        Register Systems;                o        Laser/ Inkjet Printers.

General Office Environments

In addition to our comprehensive "industry specific" services and support, we provide equipment support, protection, procurement and parts to general office environments. General office support includes the following:

   o        Servers & PC workstations;      o        Mail systems;
   o        Laser and inkjet printers;      o        Image systems; and
   o        Plotters;                       o        Fax and copiers.
   o        Scanners;

Equipment Sales and Leasing

We offer a suite of reliable and cost-effective hardware solutions for sale or lease through our equipment refurbishing and staging center in our Little Rock, Arkansas facility. A sampling of the equipment available for sale or lease includes the following:

     Financial Services                Retail/POS             General Business
     ------------------                ----------             ----------------

o   High Speed Reader Sorters     o     Servers           o     Servers/ PC's

o   Mid Range Multi Pocket        o     PC's              o     Laser/Inkjet
                                                                Printers

o   Single Pocket Proof           o     Base Units        o     Scanners

o   Mainframe CPU's               o     Cash Drawers      o     Plotters

o   Check Image Systems           o     Scanner /Scales   o     Fax

o   Mailing Systems               o     Laser Printers    o     Copiers

o   Microfilm/ Microfiche         o     CAT Equipment     o     Image Systems

o   Servers/Workstations          o     Hand Scanners

o   Currency/Coin systems         o     Encoders

o   Terminals

o   Strippers/De-strippers

Equipment Supplies

The supplies segment of our business focuses on delivering consumable equipment supplies and part requirements to our existing, as well as prospective, customers on a single-source basis. We offer a full line of both OEM and remanufactured equipment supplies and consumables at cost-effective prices. We sell an extensive array of high-quality supplies and consumables that support equipment manufactured by the following vendors, among others:

   o        NCR                            o        Maverick/Standard Register
   o        Unisys                         o        HP
   o        IBM                            o        Lexmark
   o        Banc Tec                       o        Canon
   o        Check Tech                     o        Kodak

Customers

We provide a single source solution that is designed to meet the day-to-day and long-term equipment and maintenance needs of any organization. We currently support a client base that includes community banks, regional and super-regional banks, national financial institutions, credit unions, wholesale and retail lockbox operations, remittance processors, and outsourcing organizations at more than 400 individual locations. Our client base includes 17 of the top 50 banking institutions in the United States.

Five of our customers accounted for approximately 57% of our total revenue in the year ended December 31, 2004. The following table summarizes the amount and percentage of our total revenue during the year ended December 31, 2004, from these five largest accounts. Other than Kroger Corporation, the amounts shown only represent activity for November 2004 and December 2004 as a result of the merger with FFCS.

         Customer                       2004 Revenues               Percentage
         --------                       -------------               ----------
         Kroger Corporation               $2,080,691                    46%
         Citigroup                         177,187                      4%
         BankOne                           150,300                      3%
         National City Bank                115,000                      2%
         Provident Bank                     68,182                      2%

We have a contract to provide maintenance services to more than 130 King Soopers stores, a division of Kroger Corporation, throughout Colorado through January 31, 2006. We have held this contract since 2000 and expect to begin discussions with Kroger in September 2005 to extend this contract for one additional year.

Vendors

We service and support IT equipment manufactured by most major vendors with our fleet of qualified technicians in 41 states and a full line of parts and components inventory. Our technicians are trained and certified experts in areas of check remittance, lockbox processing, general office environments, and equipment maintenance and repair. Some of our key vendors include:

   o        Banctec                                            o        Fujitsu
   o        NCR                                                o        IBM
   o        CheckTech                                          o        Unisys
   o        Epson                                              o        Panini
   o        HP                                                 o        Dell
   o        Lexmark

Sales and Marketing

We currently employ an inside sales force to drive new customer revenue along with maintaining relationships with current clients. We also maintain relationships with several unaffiliated companies and pay commissions for any business generated through those sources.

Equipment Refurbishing

We currently operate equipment refurbishment centers in Scottsdale, Arizona and Little Rock, Arkansas. These centers provide customers with "like-new" equipment and machinery at what is generally a significant savings as compared with the cost of new equipment. Although revenue from these operations was approximately 6% of overall revenues in 2004, we expect to increase this in 2005 through the expansion of our facilities in Scottsdale, Arizona. We entered into a lease in March 2005 for approximately 11,740 square feet of additional space, of which a portion will be utilized for refurbishment and in-house circuit board repair. We expect to incur costs of approximately $35,000 for equipment necessary for the refurbishment and circuit board repair functions.

Competition

The equipment sales and service industry and the equipment supplies industry are highly competitive and consist of numerous independent and competing companies throughout our operating territory. Any equipment sales and service supplier or provider is considered our competitor and includes such providers as IBM, Diebold(R), NCR, Unisys and others. The differentiating factor between us and our competitors is the limited line(s) of equipment that our competitors generally service. Most of these companies are vertical suppliers that focus primarily on one or a few types of equipment sales and offer service secondarily as an inducement for increased sales. Further, such competitors tend to be involved with a limited number of equipment types and brands. Conversely, we offer our customers equipment service with company-employed field service technicians on a broad horizontal basis whereby we service multiple types and brands of equipment under a single maintenance contract.

Employees and Consultants

As of March 31, 2005, we had 121 full-time employees and no part-time employees. During 2004, Partners Resource Management, LLC, of which our Chief Executive Officer, Michael Hirschey, is the sole member, provided nine people to our company in various positions of management, sales, and administration. On December 31, 2004, our agreement with Partners Resource Management expired and we hired seven of those people as full-time employees. None of our employees is represented by a labor union for purposes of collective bargaining. We consider our relationship with our employees to be good. For a more detailed description of our arrangement with Partners Resource Management see Item 12. Certain Relationships and Related Transactions - Professional Services Agreement.

ITEM 2. Description of Property

We lease 5,960 square feet of office space in Scottsdale, Arizona, for our corporate headquarters. Our rental obligations under this lease are $5,364 per month through August 31, 2005, $5,662 per month through August 31, 2006, and $5,960 per month through the expiration of the lease on August 31, 2007.

In March 2005, we entered into a lease for 11,740 of additional space in Scottsdale, Arizona. Our rental obligations under this lease are $9,040 per month through March 31, 2006 and $9,275 per month through the expiration of the lease on September 30, 2006.

As a result of our merger with FFCS in November 2004, we assumed leases on 10,500 square feet of office and warehouse space in Little Rock, Arkansas, through August 31, 2006. Our rental obligations under this lease are $8,700 per month. Robert H. Thomason, one of our directors, owns the entity that leases this facility to us.

We also lease approximately 26,000 square feet of warehouse space in Little Rock, Arkansas, through September 30, 2005. Our rental obligations on this space are $3,500 per month.

We also lease a 3,971 square foot office and warehouse facility in Denver, Colorado for a term ending September 30, 2005. Our rental obligations under this lease are approximately $1,986 per month.

ITEM 3. Legal Proceedings

In February 2005, we reached an agreement with NCR Corporation to resolve a dispute and provide for the settlement of lawsuits that originated in 2003 between FFCS and NCR. As a result of the settlement, we have acquired licenses for all past, present, and future use of all of NCR's item-processing diagnostic software and manuals, and we became a fully authorized Independent Service Organization and an authorized Associate Reseller of NCR equipment. Neither we nor NCR admitted any liability on the respective claims asserted against either party in the lawsuits.

In addition to the foregoing, we may, from time to time, be party to certain legal proceedings and other various claims and lawsuits in the normal course of our business.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our Common Stock

As of March 31, 2005, there were 51,856,590 shares of our common stock outstanding. Shares of our common stock trade publicly on the OTC Bulletin Board under the symbol "OSRC."

The following table sets forth the quarterly high and low bid prices per share of our common stock by the OTCBB during the last two fiscal years. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

         Fiscal Year                Quarter Ended                        High                   Low
         -----------                -------------                        ----                   ---

         2003                       March 31, 2003                       $.04                   $.02
                                    June 30, 2003                        $.04                   $.01
                                    September 30, 2003                   $.08                   $.03
                                    December 31, 2003                    $.05                   $.03
         2004                       March 31, 2004                       $.07                   $.03
                                    June 30, 2004                        $.17                   $.03
                                    September 30, 2004                   $.18                   $.11
                                    December 31, 2004                    $.45                   $.12

Holders of Common Stock

On March 31, 2005, there were approximately 200 holders of record and approximately 650 beneficial holders of our common stock.

Dividends

We have never paid a cash dividend on our common stock nor do we anticipate paying cash dividends on our common stock in the near future. It is our present policy not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Under Delaware law, a company is prohibited from paying dividends if we, as a result of paying such dividends, would not be able to pay our debts as they become due, or if our total liabilities and preferences to preferred shareholders exceed total assets. Any payment of cash dividends on our common stock in the future will depend on our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors our board of directors deems relevant.

Sales of Unregistered Securities

In March 2004, we issued 450,000 unregistered common shares to an independent contractor for consideration of sales commissions. The shares were valued at $.045 per share at the time of the commitment thus requiring us to record an expense of $19,800.

In April 2004, we awarded the members of our board of directors an aggregate of 1,140,000 unregistered common shares for 2003 related services. The shares were valued at $.03 per share at the time of the commitment and thus we recorded an expense of $33,060.

In November 2004, we issued 416,667 unregistered common shares to our financial advisor related to the funding requirements of our merger with FFCS. The shares were valued at $.15 per share at the time the service was performed. thus we capitalized $62,500 as part of the acquisition costs.

In December 2004, we issued 295,000 unregistered common shares to key personnel of FFCS as additional compensation. The shares were valued at $.28 per share thus requiring us to capitalize costs of $82,600 as part of the FFCS acquisition.

The securities issued in the private transactions described above were offered and sold pursuant to the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D. The common stock was offered and sold to a party that the Company or its authorized agents believe is an "accredited investor," as that term is defined in Rule 501 of Regulation D in reliance upon an exemption from the registration requirements of the Securities Act in a transaction not involving any public offering. The recipients represented to the Company that:

     o    they are an "accredited investor";

     o the securities were acquired by the investors for their own account, for investment and without any view to the distribution, assignment or resale to others other than pursuant to a registered offering;

     o the investors understood that the securities issued to them have not been registered under the Securities Act or any state securities laws; and

     o the investors acknowledged that they may not transfer the securities unless the securities are registered under Federal and applicable state securities laws or unless, in the opinion of counsel satisfactory to the Company, an exemption from such laws is available.

We will arrange for a legend to be placed on certificates representing such securities, making them subject to stop transfer restrictions. We did not engage in any form of general solicitation or general advertising in connection with these issuances.

ITEM 6. Management's Discussion and Analysis

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended December 31, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 7 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's (i) expectation that the banking industry will continue to consolidate and its belief that such consolidation in the industry could be accretive in the aggregate to its business; (ii) expectation that it will pursue the market aggressively in 2005 and its related expectation that it will add new business beginning in the second quarter of 2005; (iii) expectation that its business will grow in the near future as it integrates the operations of FFCS, expands its service and product offerings, and acquires other businesses; (iv) expectation that it will adopt the provisions of SFAS 123R in the third quarter of fiscal 2005 on a prospective basis and that such action will not have a material effect on its financial condition or results of operations; and (v) expectation that it will adopt a new equity incentive plan in the near future.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview

Merger with First Financial Computer Services, Inc.

On November 9, 2004, we merged First Financial Computer Services, Inc., or "FFCS," into our Company, with our Company surviving the merger and succeeding to and possessing all of the assets, liabilities, and business operations of FFCS. Prior to the merger, FFCS was a single-source provider of equipment sales, leasing, and maintenance services to large national customers in the financial services industry. FFCS' services to its established national client base are complementary to the services we already provide and we are continuing the business operations of FFCS acquired in the merger. The merger significantly expanded the geographic scope of our operations so that we now service clients in 41 states and it also expanded the breadth of services that we can offer our clients. We continue to maintain our headquarters in Scottsdale, Arizona.

Pursuant to the merger agreement, we issued the following consideration to Robert H. Thomason, Mary H. Thomason, Randy H. Thomason, and Jon M. Thomason, the former owners of FFCS:

o Cash in the aggregate amount of $1,500,000; o An aggregate of 9,500,000 shares of our common stock; and o Unsecured promissory notes in the aggregate principal amount of $1,000,000.

Material Trends and Developments

The banking industry continues to consolidate with fewer check processing centers being required. However, because we already provide services to many of the largest banks in the United States, we expect that consolidation in the industry could be accretive in the aggregate to our business.

As a result of our settlement and agreement with NCR Corporation in November 2004, we became only the second vendor, other than NCR, fully authorized to service NCR equipment. We expect to pursue this market aggressively in 2005 and expect to add new business related to this beginning in the second quarter of 2005. Unfortunately, due to the fact that the agreement was executed late in 2004, we were unable to market our services to companies with contracts that were expiring December 31, 2004.

The maintenance and supply industry is becoming increasingly more price sensitive with many customers selecting a provider primarily based on cost. Because of this, gross margins are stable or in some cases declining. We will continue to educate our client base and new prospects that the overall service and related value are to be considered in the purchasing process. We will continue to address our infrastructure and identify ways to create efficiencies.

Critical Accounting Estimates and Assumptions

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements, which are an integral component of this filing.

The following summarizes critical estimates made by management in the preparation of the financial statements.

Revenue recognition: We recognize revenue on service contracts pro rata over the term of the contract or when the service is performed pursuant to terms of agreements with customers. Sales revenues of parts and equipment are recognized when they are shipped or installed. Deferred revenue is recorded for advanced billings and cash receipts prior to revenue recognition under terms of certain service contracts.

Allowance for Doubtful Accounts: We maintain allowances for doubtful accounts for estimated losses related to our customers' potential inability to make required payments. We establish and maintain reserves against estimated losses based on historical losses and a review of our past due accounts. Management reviews these allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. The allowance for doubtful accounts at December 31, 2004 is $29,300.

Inventory: We acquired a significant amount of inventory through our acquisition of FFCS. An independent appraisal firm provided us with a fair value appraisal of the acquired inventory, which was used as a basis for the carrying value. We also determined that an obsolescence reserve of approximately 12% was appropriate due to the nature of the inventory and the potential that some of inventory would not be used in the normal course of operations.

Allocation of Purchase Price: We retained an independent appraisal firm to provide an appraisal as to the fair value of the assets and liabilities obtained through the acquisition of FFCS. This appraisal was used in determining that the consideration paid for FFCS was in excess of the fair value of its net assets, resulting in the Company recording $1,521,828 in Goodwill at the time of the acquisition.

Goodwill: Goodwill reflects the cost in excess of the fair values assigned to the underlying net assets of FFCS as of its acquisition date. We adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. As a result, we do not amortize goodwill but instead annually evaluate the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142.

Deferred Taxes: We follow the provisions of SFAS No. 109, Accounting for Income Taxes, and recognize deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is provided for the portion of net deferred tax assets that are likely not to be realized.

Results of Operations

Operating results show a dramatic increase in revenues and other areas due to the merger with FFCS in November 2004. Prior to the merger, we had been generating total revenues of approximately $250,000 per month.

After the merger, our total revenues for November 2004 and December 2004 were approximately $1,000,000 per month.


         Summary of Operations
                                                         2004           2003
                                                     -----------    -----------

         Revenues                                    $ 4,518,951    $ 3,074,625
         Cost of Revenue                               2,723,512      1,900,124
         Gross Profit                                  1,795,439      1,174,501
         Selling, General and Administrative Costs     2,018,339      1,122,874
         Operating Income (Loss)                        (222,900)        51,627
         Other Income (Expense)                         (122,267)      (126,281)
         Loss From Litigation Settlements                     --       (124,053)
         Loss From Impairment of Goodwill                     --       (235,074)
                                                     -----------    -----------

         Net Income (Loss)                           $  (345,167)   $  (433,781)
                                                     ===========    ===========


While consolidated revenues increased approximately 47% in 2004 compared to 2003, consolidated cost of revenues actually declined as a percentage of revenue to 60% in 2004 compared to 62% in 2003. As a result, gross margins improved to 40% of revenue in 2004 from 38% in 2003. Selling, general and administrative costs increased as a percentage of revenue to 46% in 2004 from 36% in 2003. This was due in large part to costs associated with the merger with FFCS and the absorption of duplicate infrastructure in some instances. After the initial combination of the companies, we have identified areas in which costs can be reduced and we are implementing some of those changes in the first quarter of 2005. We also incurred approximately $84,000 in non cash expenses related to issuances of stock as a result of services rendered and a note conversion.

Revenues

Consolidated revenues increased by 47% in the year ended December 31, 2004 compared to the same period in 2003 as a result of the merger with FFCS in November 2004.

                                                     2004                 2003
                                                  ----------          ----------

Maintenance Revenues                              $3,706,439          $2,274,329
Supplies Revenues                                    812,512             800,296

Net Income (Loss)                                 $4,518,951          $3,074,625
                                                  ==========          ==========

Cost of Revenues and Gross Margins

Consolidated gross margins for the year ended December 31, 2004 were higher compared to 2003. We achieved gross margins of 40% in 2004 versus 38% in 2003; however, this was a direct result of our acquisition of FFCS. We do not consider this to be an indication of a trend of increasing margins. Following our merger with FFCS, we now derive more than 80% of our total revenue from contract maintenance services of which approximately 90% are renewed annually. These contract maintenance services generally provide higher gross margins than the margins in our supplies business .

Selling, General and Administrative Costs

General and administrative costs increased $724,000 for the year ended December 31, 2004, versus the year ended December 31, 2003. These costs increased because we upgraded various personnel in order to position ourselves for additional growth and because we absorbed additional general and administrative costs in conjunction with the FFCS merger. We are contemplating efficiencies that will allow us to reduce some of those costs in 2005.

Contracted professional services increased by $287,000 in 2004 due to more services and personnel utilized from Partners Resource Management, LLC, or "PRM." PRM provided three to six people during much of 2003, as compared with up to nine people during the majority of 2004. For a more detailed discussion of our arrangement and relationship with PRM, see Item 12. Certain Relationships and Related Transactions - Professional Services Agreement.

Legal and professional fees increased as a result of costs incurred leading up to and during the merger with FFCS.

Other expenses increased by $165,000 due in part to the increased reserve for doubtful accounts of $33,000 and also compensation to the board of directors in the form of stock resulting in a charge of $34,000. In addition, there were added expenses resulting from the acquisition of FFCS.


     General and Administrative
                                                     2004           2003
                                                  ----------     ----------

     Contracted professional services             $  517,089     $  230,260
     Salaries, wages and benefits                    368,249        218,893
     Facilities                                      142,294        155,361
     Legal and professional                          225,052        101,347
     Telecommunications costs                         61,749         71,692
     Travel and entertainment                         37,073         15,015
     Other                                           266,663        101,717
                                                  ----------     ----------

              Total                               $1,618,169     $  894,285
                                                  ==========     ==========


     Sales and Marketing
                                                     2004           2003
                                                  ----------      --------

     Contracted professional services               $259,060      $ 84,000
     Salaries, commissions and benefits              109,922       114,819
     Advertising and promotions                        5,978         6,663
     Travel and entertainment                         25,210        23,107
                                                    --------      --------

              Total                                 $400,170      $228,589
                                                    ========      ========


The increase in sales and marketing personnel costs is largely the result of our aggressive strategy of pursuing new sales opportunities. We utilized more sales resources from PRM in 2004 than in 2003.

Other Income (Expense)

                                                     2004           2003
                                                  ----------     ----------

     Interest expense                             $(126,012)     $(120,519)
     Loss from litigation settlements                    --       (124,053)
     Impairment of goodwill                              --       (235,074)
     Other                                            3,745         (5,761)
                                                  ---------      ---------

              Total                               $(122,267)     $(485,407)
                                                  =========      =========

Other expenses declined in 2004 from 2003 largely due to one-time occurrences in 2003 (i.e. litigation settlement and an impairment of goodwill).

Liquidity and Capital Resources

The following table sets forth selected financial condition information as of December 31, 2004 compared to December 31, 2003:

                                                  2004             2003
                                               -----------     -----------

     Working Capital                           $ 1,259,976     $  (485,995)
     Total Assets                               10,919,506         788,429
     Debt Obligations                            4,850,316       1,090,015
     Shareholders' Equity (Deficit)                551,851        (884,338)



Our debt obligations increased by $3,760,000 during 2004 as a result of the merger with FFCS. We borrowed approximately $2,700,000 million under our new credit facility with Comerica Bank and issued $1,000,000 of promissory notes to the former stockholders of FFCS, both of which are described below.

Comerica Credit Agreement

Effective November 9, 2004, we entered into a Credit Agreement with Comerica Bank, as lender. The Credit Agreement provides for

     o a revolving credit facility for up to $1,500,000, which we can use to pay debt service and for working capital ("Facility A"), and
     o a term loan of $1,750,000, a portion of which we used to extinguish certain existing debt and the remainder of which we can use to pay debt service ("Facility B").

Amounts borrowed under the Credit Agreement are secured by all of our tangible and intangible assets. On November 9, 2004, we borrowed $500,000 under Facility A and $1,750,000 under Facility B. We paid origination fees totaling $25,000 in connection with the Credit Agreement.

Advances under Facility A will be limited to the lesser of (a) $1,500,000 or (b) the sum of 80% of eligible domestic trade accounts receivable, plus 25% of eligible domestic inventory (as those terms are defined in the Credit Agreement), less a collateral reserve of $850,000. Amounts borrowed under Facility A bear interest at the prime rate, plus 1.0%, payable monthly, and mature on November 9, 2006. Amounts borrowed under Facility B bear interest at the prime rate, plus 2.0%, payable monthly, and will be paid in equal monthly payments of principal and interest through maturity on November 9, 2008. In addition to these monthly payments, beginning March 31, 2005, we were required to begin paying 50% of our excess cash flow (as defined in the Credit Agreement) for each calendar quarter to reduce the outstanding principal balance of Facility B, which we have begun to do. We may prepay amounts borrowed under the Credit Agreement without premium or penalty.

The Credit Agreement includes various affirmative and negative covenants, including certain financial covenants and ratios, with which we must comply. Certain of these covenants prohibit us from taking certain corporate actions without the written consent of the Comerica Bank.

Thomason Promissory Notes

As a portion of the consideration for the merger with FFCS, we issued unsecured five-year promissory notes to each of Robert H. Thomason, Mary H. Thomason, Randy H. Thomason, and Jon M. Thomason, the former stockholders of FFCS. The aggregate principal amount of these notes totals $1,000,000. The notes bear annual interest at the rate of 6.0%. The notes require annual payments of principal in the aggregate amount of $200,000, plus accrued but unpaid interest, on November 9 of each year through November 9, 2009. The Thomason notes are subordinated and subject in right of payment to all "senior indebtedness" of the Company, as defined in the notes, including the Credit Agreement with Comerica Bank. Until these notes are paid, we are required to obtain Mr. Thomason's consent on significant financial related transactions, mergers and acquisitions, issuances of stock, capital expenditures in excess of $5,000and the sale of property or other assets.

In November 2004, we borrowed $100,000 from Robert H. Thomason and executed a promissory note in connection with that transaction. That promissory note pays interest at an annual rate of 10% and the entire principal and interest matured on January 13, 2005. Mr. Thomason agreed to extend this promissory note and we paid $50,000 in principal on the note to Mr. Thomason for his agreement to further extend the maturity of the note to April 15, 2005. In April 2005 we satisfied an additional $42,500 on the note. The parties have agreed that the remaining balance on the note is $7,500 in principal and $3,500 in interest. This remaining balance is anticipated to be repaid prior to April 15, 2005. Interest is no longer accruing on this note.

Subordination and Intercreditor Agreements

Pursuant to the terms of the Credit Agreement, each of Robert H. Thomason, Mary
H. Thomason, Randy H. Thomason, and Jon M. Thomason entered into a Subordination and Intercreditor Agreement with Comerica Bank. We consented to the terms of each of these agreements. Under these agreements, each of the Thomasons has agreed that payment of their respective promissory note is subordinated to our obligations under the Credit Agreement, provided that we can make the annual payments of principal and interest under the Thomason promissory notes and so long as we are not in default under the Credit Agreement. The Subordination and Intercreditor Agreements also include standstill provisions and provisions regarding blockage on default, cross-default with the senior debt and cross-acceleration with the senior debt.

Other Obligations

In March 2004, we renegotiated three outstanding promissory notes that had previously been in default. The renegotiated notes were due in March 2005 and carried an interest rate of 18%. In November 2004, we repaid those notes with proceeds from the line of credit established with Comerica Bank.

We had accrued penalties and interest related to delinquent payroll taxes of approximately $22,148 at December 31, 2004. In November 2004, we paid the taxes and filed a petition to waive the accrued penalties and interest. We currently are waiting for a ruling in that matter. Although the ultimate outcome of this matter is uncertain, we have accrued the outstanding liability on our financial statements, however, so the ultimate outcome will not have an adverse impact on our financial position or results of operations.

Risk Factors

An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report. The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock. You should invest in our company only if you can afford to lose your entire investment

                          Risks Related to Our Business

We will face a variety of risks associated with acquiring and integrating new business operations.

The growth and success of our business will depend to a great extent on our ability to integrate the operations of FFCS and to acquire other businesses in the future. We cannot provide assurance that we will be able to

     o    identify suitable acquisition candidates,

     o    make acquisitions on commercially acceptable terms,

     o effectively integrate and manage the operations of any acquired companies with our existing operations,

     o achieve our operating and growth strategies with respect to the acquired businesses, or

     o reduce our overall selling, general, and administrative expenses associated with the acquired businesses.

The integration of the management, personnel, operations, products, services, technologies, and facilities of any businesses that we acquire in the future could involve unforeseen difficulties. These difficulties could disrupt our ongoing businesses, distract our management and employees, and increase our expenses, which could have a material adverse affect on our business, financial condition, and operating results.

We must develop and introduce new services and products to succeed.

Our operating results will depend on our ability to continue to develop and introduce on a timely basis new services and products that compete effectively in terms of price and quality and that address customer requirements. The success of new service and product introductions depends on various factors, including the following:

     o    proper new service and product selection,

     o    successful sales and marketing efforts,

     o    timely delivery of new services or products, and

     o    customer acceptance of new services and products.

New services or products may not receive or maintain substantial market acceptance. Our failure to develop and introduce new services and products on a timely basis would adversely affect our future operating results.

There is no assurance that our services and products will be accepted in the marketplace.

Any market acceptance for our services and products may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, or lower margins. Further, our overall performance and customer satisfaction may be affected by a variety of factors, many of which will be beyond our control. Our business, operating results, and financial condition would be materially and adversely affected if the market for our services and products fails to develop or grow, develops or grows more slowly than anticipated, or becomes more competitive or if our services and products are not accepted by our targeted customers even if a substantial market develops.

We may be required to anticipate and respond to rapid technological changes.

Rapid technological developments and evolving industry standards may characterize the market for the services and products that we offer in the future. These factors will require us continually to improve the performance and features of our services and products as quickly as possible. We may not be successful in developing and marketing new services and products that respond to competitive and technological developments and changing customer needs. If the industries in which we compete adopt systems and applications different from those used in our services and products, our operating results and financial condition may be materially and adversely affected. If we fail to anticipate or respond adequately to technological developments or customer requirements, or if any significant delays in product development or introduction occur, we could experience material adverse effects on our operations.

We may experience seasonal fluctuations in sales that could affect our earnings and the trading price of our common stock.

Many of our customers are large financial institutions, retailers, or other large businesses. These customers' decisions to use our services and products may be affected or delayed by their internal budgetary constraints, general economic conditions, and other factors beyond our control. As a result of these and other factors, we may experience quarterly fluctuations in our business that could result in unfavorable quarterly earnings comparisons and affect the trading price of our common stock. Fluctuations in quarterly sales may require us to take temporary measures, including changes in personnel levels, borrowing amounts, and marketing activities. These factors could result in unfavorable quarterly earnings comparisons. As a result, it is difficult to predict our future revenue and operating results. Any shortfall in revenue or fluctuations in operating results may have a material adverse effect on our business and stock price. You should not rely on quarter-to-quarter comparison of our operating results as an indication of future performance.

We may need significant infusions of additional capital.

Although we entered into a new credit facility with Comerica Bank in November 2004, we may need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

We may face significant competition, including from companies with greater resources, which could adversely affect our revenues, results of operations and financial condition.

There are existing companies that offer or have the ability to develop services and products that will compete directly with those that we currently offer or may offer in the future. These include large, well-recognized companies such as IBM, Diebold, Unisys, and others, which have substantial resources and established relationships in the markets in which we compete. Their greater financial, technical, marketing, and sales resources may permit them to react more quickly to emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of competing services and products. Emerging companies also may develop and offer services and products that compete with those that we offer. Increased competitive pressure could lead to reduced market share, as well as lower prices and reduced margins for our services and products, which would adversely affect our results of operations and financial condition. We cannot assure you that we will be able to compete successfully in the future.

Our business may fail if our customer acquisition costs or ongoing operating expenses are higher than anticipated.

Our ability to grow our business in the future will depend in significant part upon our ability to build upon existing relationships with, and provide our services and products to, large financial services institutions, retailers, and other businesses. The sales cycle for these customers can be lengthy and uncertain. We may expend significant resources for sales, marketing, and business development activities that may not result in revenues for us. We could lose money and ultimately fail if customer acquisition costs are higher than we anticipate or are higher than the revenue generated by those expenditures. Likewise, we could lose money and ultimately fail if we do not control our operating expenses or our actual expenses exceed our estimates.

If we are unable to manage our projected growth, our growth prospects may be limited and our future profitability may be adversely affected.

We expect our business to grow in the near future as we integrate the operations of FFCS, expand our service and product offerings, and acquire other businesses. Rapid expansion may strain our current managerial, financial, operational, and other resources. If we are unable to manage our growth, our business, operating results, and financial condition could be adversely affected. We will need to continually improve our operations and our financial, accounting, and other internal control systems in order to manage our growth effectively. Success in managing this expansion and growth will depend, in part, upon the ability of our senior management to manage our growth effectively. Any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline.

Our revenues and operating results may vary significantly in the future due to various factors, including, but not limited to increased sales, increased inventory expenses, changes in our operating expenses, market acceptance of our products and services, regulatory changes that may affect the marketability of our services or products, and budgetary cycles of our targeted customer base. As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term and that you should not rely upon our performance in a particular period as indicating of our performance in any future period.

We depend upon our executive officers and key personnel.

Our performance depends substantially on the performance of our executive officers and other key personnel. The success of our business in the future will depend on our ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of services of any executive officers or key personnel could have a material adverse effect on our business, revenues, results of operations or financial condition. We do not maintain key person life insurance on the lives of our officers or key employees.

Competition for talented personnel is intense, and there is no assurance that we will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate. Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and results of operations.

                         Risks Related to Our Securities

Our current management may be able to control our company indefinitely.

Our current board of directors and management team collectively own or control the right to vote over 36% of our outstanding common stock. As a result, our current board and management may be able to control our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time. This concentration of ownership might adversely affect the market value of our common stock in the future and the voting and other rights of our other shareholders.

The trading price of our common stock has fluctuated significantly in the past and could continue to be volatile in the future.

This volatility in our stock price could be caused by a variety of factors, many of which are beyond our control. These factors include the following:

          o    variations in our operating results;

          o announcements of new services or technological innovations by us or our competitors;

          o changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

          o    our failure to meet analysts' expectations;

          o changes in operating and stock price performance of companies similar to us;

          o    conditions or trends our industry;

          o    additions or departures of key personnel; and

          o    future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations that are unrelated to the operating performance of companies with securities trading in those markets. These fluctuations, as well as political events, terrorist attacks, threatened or actual war, and general economic conditions unrelated to our performance may adversely affect the price of our common stock. In the past, securities holders of other companies often have initiated securities class action litigation against those companies following periods of volatility in the market price of those companies' securities. If the market price of our stock fluctuates and our stockholders initiate this type of litigation, we could incur substantial costs and experience a diversion of our management's attention and resources, regardless of the outcome. This could materially and adversely affect our business, prospects, financial condition, and results of operations.

Certain provisions of Delaware law and in our charter, as well as our current stockholder base, may prevent or delay a change of control of our Company.

Under the Delaware General Corporation Law, which we are subject to, it will be more difficult for a third party to take control of us and may limit the price some investors are willing to pay for shares of our common stock. Furthermore, our certificate of incorporation authorizes the issuance of preferred stock without a vote or other stockholder approval. Finally, approximately 36% of our outstanding common stock is held by insiders. Without a disparate stockholder base or a fluid aggregation of stockholders, it will be more difficult for a third party to acquire our company without the consent of the insiders.

Our common stock may be subject to the "penny stock" rules as promulgated under the Exchange Act.

In the event that no exclusion from the definition of "penny stock" under the Securities Exchange Act of 1934, as amended, is available, then any broker engaging in a transaction in our common stock will be required to provide our customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation of sale. Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

Failure to achieve and maintain effective internal controls in accordance with
Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting,
(ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors', conclusions at December 31, 2006, with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at December 31, 2006, that our internal controls over financial reporting are effective as required by Section 404 of the Sarbanes-Oxley Act.

During the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.



ITEM 7. Financial Statements

TABLE OF CONTENTS                                                          Page
-------------------------------------------------------------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                                                           20

CONSOLIDATED FINANCIAL STATEMENTS:

       Consolidated Balance Sheet at December 31, 2004
                                                                           21

       Consolidated Statements of Operations for the years ended
          December 31, 2004  and December 31, 2003                         22

       Consolidated Statements of Stockholders' Deficit for the years
          ended December 31, 2004 and  December 31, 2003                   23

       Consolidated Statements of Cash Flows for the years
         ended December 31, 2004 and December 31, 2003                     24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           25

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Stockholders and Board of Directors of OneSource Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of OneSource Technologies, Inc. as of December 31, 2004 and related consolidated statements of operations, stockholders' equity/deficit and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OneSource Technologies, Inc. as of December 31, 2004, and the consolidated results of its operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.





/s/  Epstein, Weber & Conover, P.L.C.
-------------------------------------

Scottsdale, Arizona
April 13, 2005



                          ONESOURCE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004

ASSETS

CURRENT ASSETS:
   Cash                                                             $     72,431
   Accounts receivable                                                 2,375,758
   Inventories (Note 3)                                                6,196,355
   Other current assets                                                   63,163
                                                                    ------------

       Total current assets                                            8,707,707
                                                                    ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of 145,321 (Note 5)                                                    409,785

INTANGIBLE ASSET (Note 4)                                                140,000
GOODWILL                                                               1,521,828


DEFERRED INCOME TAXES (Note 7)                                           140,187


TOTAL ASSETS                                                        $ 10,919,506
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                 $  1,375,127
   Accrued expenses and other liabilities                              1,066,489
   Deferred revenue                                                    3,115,723
   Line of credit                                                      1,032,500
   Current portion of debt (Note 6)                                      857,892
                                                                    ------------

       Total current liabilities                                       7,447,731
                                                                    ============

 LONG TERM DEBT (Note 6)                                               2,959,924
                                                                    ------------

TOTAL LIABILITIES                                                     10,407,655
                                                                    ============

STOCKHOLDER'S EQUITY
   Preferred Stock, $.001 par value, 5,000,000 shares authorized,
     none issued                                                              --
   Common Stock, $.001 par value, 100,000,000 shares authorized,
     51,202,995 issued and outstanding at December 31, 2004               51,203
   Paid in capital                                                     4,500,785
   Accumulated deficit                                                (4,040,137)
                                                                    ------------
                                                                         511,851
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 10,919,506
                                                                    ============


_________________________
See accompanying notes to consolidated financial statements

                          ONESOURCE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003


                                                     2004             2003
                                                 ------------    -------------

REVENUE, net                                     $  4,518,951    $  3,074,624
COST OF REVENUE                                     2,723,512       1,900,124
                                                 ------------    ------------

Gross Profit                                        1,795,439       1,174,501

GENERAL AND ADMINISTRATIVE EXPENSES                 1,618,169         894,285
SELLING AND MARKETING EXPENSE                         400,170         228,589
                                                 ------------    ------------
     Operating Income (Loss)                         (222,900)         51,626

OTHER INCOME (EXPENSE):
     Interest expense                                (126,012)       (120,519)
     Other income (expense)                             3,745          (5,761)
     Loss from litigation settlements                      --        (124,053)
     Impairment of goodwill                                --        (235,074)
                                                 ------------    ------------


Total other expense                                  (122,267)       (485,407)
                                                 ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                    (345,167)       (433,781)
                                                 ------------    ------------

INCOME TAXES                                               --              --
NET (LOSS)                                           (345,167)       (433,781)
                                                 ============    ============

LOSS PER SHARE:
     Basic                                       $         **    $      (0.01)
                                                 ============    ============

     Diluted                                     $         **    $      (0.01)
                                                 ============    ============

Weighted Average Shares Outstanding:
     Basic                                         41,349,862      35,947,039
     Diluted                                       41,349,862      35,947,039


___________________________
**Less than $0.01 per share


___________________________
See accompanying notes to consolidated financial statements


                          ONESOURCE TECHNOLOGIES, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                          Common        Deferred
                                                           Stock         Stock          Paid-in       Accumulated
                                         Shares           Amount      Compensation      Capital         Deficit          Total

BALANCE, DECEMBER 31, 2002             26,853,317        $  26,853   $          -     $2,703,794      $(3,261,190)    $  (530,543)
                                       ==========        =========   =============   ===========      ============    ============

Stock issued for services               9,000,000            9,000        (60,000)        81,000           -               30,000
Stock issued to settle claims           2,849,306            2,850              -         47,136           -               49,986
Net Loss                                        -                -              -              -         (433,781)       (433,781)
                                       ----------       ----------   -------------                   -------------    ------------

BALANCE, DECEMBER 31, 2003             38,702,623        $  38,703   $    (60,000)    $2,831,930      $(3,694,971)    $  (884,338)
                                       ==========        =========   =============   ===========      ============    ============

Stock issued for services               2,301,667            2,302              -        197,248                -       199,550

Stock issued for merger                 9,500,000            9,500              -      1,415,500                -      1,425,000

Stock issued for note conversion         298,705               298              -         44,508                -        44,806

Stock issued for option exercises        400,000               400              -         11,600                -        12,000

Stock vested to PRM due to merger                                          60,000                                        60,000
Net Loss                                       -                 -              -                        (345,167)     (345,167)
                                       ----------       ----------   -------------                   -------------    ------------
BALANCE, DECEMBER 31, 2004             51,202,995       $   51,203   $         (-)    $4,500,785      $(4,040,138)    $   511,851
                                       ==========        =========   =============   ===========      ============    ============

___________________________
See accompanying notes to consolidated financial statements


                          ONESOURCE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                             2004          2003

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                  $  (345,167)   $  (433,781)
     Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operations

         Impairment loss on goodwill                                                       235,074
         Depreciation and amortization                                       57,488         46,507
         Stock issued for services                                          199,550         30,000



         Stock issued for settlements                                                       49,986
         Changes in assets and liabilities:
              Accounts receivable                                          (796,951)       141,898
              Inventory                                                    (132,457)        32,362
              Prepaid expenses                                              (58,385)         8,754

              Accounts payable                                              448,707       (139,639)
              Accrued expenses and other liabilities                        (14,079)           935
              Deferred revenue                                              101,655         20,528
                                                                        -----------    -----------

                  Net cash (used) provided by continuing                       --             --
                      Operating activities                                 (539,639)        51,878
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash and expenses for acquisition of FFCS                       (2,203,000)
         Purchases of property and equipment                                (78,831)        (6,167)
                                                                        -----------    -----------

                  Net cash provided by (used by) investing activities    (2,281,831)        (6,167)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from option exercises                                      12,000
         Proceeds from notes payable                                      3,085,750        132,310
         Principal payments on notes payable                               (295,756)      (141,381)
                                                                        -----------    -----------

                  Net cash provided by (used by) financing activities     2,801,994         (9,071)
                                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH                                             (19,476)        36,640

CASH, beginning of year                                                      91,907         55,267
                                                                        -----------    -----------
CASH, end of year                                                       $    72,431    $    91,907
                                                                        ===========    ===========

__________________________
See accompanying notes to consolidated financial statements



                          ONESOURCE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                         2004       2003
                                                                      ---------   --------

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid                                                         $ 129,688   $ 59,830
                                                                      =========   ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services and legal settlements                $ 197,248   $ 79,986
                                                                      =========   ========
Common stock issued for note conversion                               $  44,806   $   --
                                                                      =========   ========


Notes payable issued in legal settlements                                  --     $159,500
                                                                      =========   ========


_______________________________
See accompanying notes to consolidated financial statements




                          ONESOURCE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.  ORGANIZATION AND BASIS OF PRESENTATION

OneSource Technologies, Inc. (the "Company") is a technology infrastructure maintenance and supplies distribution company. Service work is performed pursuant to renewable term contracts and on-call relationships with customers. The Company's customers are primarily in banking and retail businesses located in 41 states.

The accompanying consolidated financial statements represent the financial position and results of operations of OneSource Technologies, Inc. and include two months of operating results from First Financial Computer Services, Inc. ("FFCS"), which merged with the Company in November 2004.

The Company maintains on its books a purported obligation of $625,000 due to a single individual. This individual was found guilty of conducting fraudulent activities by the Arizona Corporation Commission in April 2003. In connection with that charge, the State of Arizona became the assignee of any rights to proceeds from the use of funds solicited by this individual. The Company believes that due to these circumstances, it may not be obligated to repay these amounts and the individual will be without recourse to collect. With the concurrence of our independent public accounting firm, we ceased accruing interest on this obligation as of October 1, 2003.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash: Cash includes all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories: Inventories consist primarily of used equipment and new and used parts and supplies. Inventories are stated at the lower of cost (specific identification) or market.

Property and equipment: Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years.

Goodwill: Goodwill reflects the cost in excess of the fair values assigned to the underlying net assets of FFCS as of its acquisition date. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142.

Revenue recognition: The Company recognizes revenue on service contracts pro rata over the term of the contract or when the service is performed pursuant to terms of agreements with customers. Sales revenues of parts and equipment are recognized when they are shipped or installed. Deferred revenue is recorded for advanced billings and cash receipts prior to revenue recognition under terms of certain service contracts.

Income taxes: The Company provides for income taxes in accordance with the provisions of SFAS No. 109, Accounting For Income Taxes, which, among other things, requires that the recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements.

Advertising: The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2004 and 2003 were $5,979 and $4,479, respectively.

Financial instruments: Financial instruments consist primarily of accounts receivable, accounts payable, accrued expenses, and short-term debt. The carrying amount of accounts receivable, accounts payable, accrued expenses, and short-term debt approximate fair value due to the short-term maturities of those instruments. Certain non-interest bearing notes payable have been discounted at what the Company considers its fair borrowing rate and the Company believes that the carrying value approximates fair value. The Company cannot estimate the fair value of notes payable with a total principal balance of $625,000 at December 31, 2004, because it cannot locate the creditor and repayment terms of the notes are uncertain.

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

Stock-Based compensation: SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." There were 155,000 and 2,315,000 options outstanding at December 31, 2004 and December 31, 2003, respectively. All 155,000 options outstanding at December 31, 2004 were not exercised and expired on January 15, 2005. There were no stock options granted in the years ended December 31, 2004 or December 31, 2003. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                         2004           2003
                                                         ----           ----

Net income (loss) - as reported                      $(345,167)     $  (433,781)
Net income (loss) - pro forma                        $(346,567)     $  (435,181)
Net income (loss) per share - as reported                   **      $     (0.01)
Net income (loss) per share - pro forma                     **      $     (0.01)

** Less than $0.01 per share

Impairment of long-lived assets: The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The amount of Goodwill impaired and written off in 2003 was $235,074 and there were no impairments in 2004.


Recently Issued Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. This new standard also changes the way in which companies account for forfeitures of share-based compensation instruments. Originally, SFAS 123R was to be effective for periods beginning after June 15, 2005 and would allow for several alternative transition methods. However, the SEC has extended the effectiveness of SFAS 123R for one year. As a result, the Company is still assessing when it will adopt the provisions of SFAS 123R.

3.  INVENTORIES

Inventories consisted of the following at December 31, 2004:

         Parts and equipment                              $6,173,651

         Supplies                                             32,401
         Less reserve for obsolescence                        (9,697)
                                                          ----------
               Total                                      $6,196,355
                                                          ==========

The majority of the inventory and related value was acquired in conjunction with the merger of FFCS in November 2004. The Company retained an independent firm to provide a valuation of this inventory. The results of this valuation indicated that the costs recorded in the aggregate were at or below the current market valuations for this inventory.

There are slow-moving inventories, which consist primarily of parts removed from whole equipment items and stored until needed for future jobs. Costs are allocated to these items based on the average cost of each part and the Company believes these reflect amounts lower than the net realizable value.

4. INTANGIBLE ASSET

In conjunction with the acquisition of FFCS, the Company recorded the value assigned to acquired customer contracts and relationships as an Intangible Asset. The value of $140,000 was determined by an independent appraisal firm in accordance with FASB Statement No. 141 Business Combinations. This asset is being amortized over ten years. The amortization expense related to 2004 is immaterial and as such, the Company will begin amortization of $14,000 per year beginning January 1, 2005 (See Note 15).

5.  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2004:

         Furniture and fixtures                          $   387,513
         Equipment                                            76,098
         Automobiles                                          48,864
         Software                                             42,632

               Total                                     $   555,107
                                                         ===========
         Less; accumulated depreciation                     (145,321)
                                                         ============
               Total, net                              $     409,786
                                                       =============

         Depreciation expense for the years ended December 31, 2004 and 2003 was $57,488 and $46,507, respectively.

6.  NOTES PAYABLE

     Notes payable consist of the following at December 31, 2004:

     Term loan payable to a senior lender (Comerica Bank), collateralized by equipment and other assets; interest at the prime rate plus 2%, 4 year term due November
     2008                                                                                        $1,731,042

     Line of credit facility payable to a senior lender (Comerica Bank); collateralized by equipment and other assets; interest rate at prime plus 1%, 2 year term due
     November 2006, the total credit limit on this facility is $1.5 million                        1,032,500

     Two term loans payable to Partners Resource Management, LLC, a related party; 5 year notes $196,250 due November 2009 and $89,500 due December 2009, interest rate
     6% per annum                                                                                   285,750

     Term loan payable to Robert Thomason a former owner of FFCS and a current
     Director; 5 year note due November 2009; interest rate 6% per annum; subordinated
     to senior lender notes (Comerica Bank)                                                         255,000

     Term loan payable to Mary Thomason, a former owner of FFCS; 5 year note due
     November 2009; interest rate 6% per annum subordinated to senior lender
     notes (Comerica Bank)                                                                          255,000

     Term loan payable to Jon Thomason, a former owner of FFCS; 5 year note due November
     2009; interest rate 6% per annum subordinated to senior lender notes (Comerica Bank)           245,000

     Term loan payable to Randy Thomason, a former owner of FFCS; 5 year note due November
     2009; interest rate 6% per annum subordinated to senior lender notes (Comerica
     Bank)                                                                                          245,000

     Installment note payable, collateralized by equipment, interest at 14% per
     annum, total monthly installments of $470 through 2007                                          13,147

     Investor notes payable, unsecured, interest from 10% to 18% per annum; refer to
     Note 1 for discussion as to why the Company may not be obligated to repay this
     amount                                                                                          65,000

     Unsecured demand notes payable to investor, interest at 14%; see discussion in
     Note 1 regarding the Company's position as to the potential repayment of
     this note payable                                                                              560,000

     Unsecured note payable to an individual, non-interest bearing, due April 1, 2005.
     The note arose as part of a legal settlement. The note has a face amount of
     $114,500 and was discounted at 8% resulting in an original principal amount of
     $103,245                                                                                        49,500


     Note payable, secured by an automobile Principal and interest payments of
     $857 due monthy through March 2006                                                              13,377
                                                                                                -----------

     Unsecured note payable to Robert Thomason, interest at 6% Due April 15, 2005                   100,000
                                                                                                -----------

     Total                                                                                        4,850,316
     Less: long term portion of installment notes                                                 2,959,924
                                                                                             --------------
     Total current portion of debt                                                           $    1,890,392
                                                                                             ==============


The notes mature as shown in the following table:

        2005            2006            2007            2008            2009
        ----            ----            ----            ----            ----
    $ 1,890,329      $ 701,219       $ 694,646       $ 675,704       $ 888,355



7.  INCOME TAXES

The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes, and recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is provided for the portion of net deferred tax assets that are more likely than not to be realized. The provision for income taxes for the years ended December 31, 2004 and 2003 consisted of the following:


                                                     2004           2003
                                                  ----------     ---------

     Current tax provision benefit                $(187,963)     $(150,265)
     Deferred tax provision (benefit)               187,963        150,265
                                                  ---------      ---------
          Total                                   $    --        $    --
                                                  =========      =========

Deferred tax assets of $1,460,000 at December 31, 2004 consist primarily of federal net operating loss carry-forwards of $3,537,000 and state net operating loss carry-forwards of $2,288,000. The carry-forwards expire from 2005 through 2024. The remainder of the deferred tax assets relate to allowances on accounts receivable and inventories and a difference in the book and tax basis of the goodwill related to the Company's subsidiaries. However, the asset must be amortized over the remaining ten years for income tax purposes. There is no deferred tax liability at December 31, 2004. The deferred tax asset of at December 31, 2004 is significantly offset by a valuation allowance of $1,320,000. The valuation allowance increased by $162,000 in the year ended December 31, 2004.

Reconciliation of the effective tax rates to the statutory rates in effect during the years ended December 31 is as follows:

                                                          2004                   2003
                                                       ----------               --------
                                                            $          %            $           %

     Federal                                           $(117,300)    (34%)     $   2,342
     State                                               (20,700)     (6%)           937        6%
     Change in valuation allowance and expiration of
     state NOLs                                          136,200      40%         (4,534)     (29%)
     Miscellaneous                                        (1,800)     (0%)         1,255        8%

          Total                                        $     --        0%      $      --        0%




8.  LEASES

The Company leases certain of its facilities under long-term operating leases. Rent expense under these leases was $121,662 and $127,494 for the years ended December 31, 2004 and 2003, respectively. Future minimum annual lease payments under these agreements are as follows for the years ended December 31:

           2005                   $  300,688
           2006                      222,207
           2007                       29,800
                                  ----------
           Total                  $  552,695
                                  ==========

9.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company's accounts receivable potentially subject the Company to credit risk. Approximately 15% of the accounts receivable balance at December 31, 2004 is due from two customers. Of this balance, 85% had been collected at March 31, 2005. In addition, approximately 46% of the Company's revenue was generated from one customer for the year ended December 31, 2004. For the year ended December 31, 2003, approximately 67% of the Company's total revenues were derived from five customers, with the largest customer contributing approximately 57%. This concentration of revenue has been significantly mitigated as a result of the merger with FFCS in November 2004. We now anticipate that our largest customer will account for approximately 15% of total revenues in 2005 versus 46% of total revenues provided by that same customer in 2004.

10.  EMPLOYEE BENEFIT PLAN

The Company provided benefits through a 401(k) plan for all full-time employees who have completed six months of service and are at least 21 years of age. Employer contributions to the plan are at the discretion of the Board of Directors. The Company made no contributions to the plan for the years ended December 31, 2004 and 2003.

11.  COMMITMENTS AND CONTINGENCIES

The Company had accrued delinquent payroll taxes and related penalties from January 1999 through September 2001 of approximately $48,000. The Company had previously filed an Offer in Compromise to settle this amount which was ultimately rejected by the Internal Revenue Service in June, 2004. In November 2004, the Company paid the tax portion of this amount and filed a petition to waive the accrued penalties and interest. The Company has accrued penalties and interest related to delinquent payroll taxes of approximately $22,148 at December 31, 2004. The Company currently is waiting for a ruling in that matter. The ultimate outcome of this matter is uncertain. The Company, however, has accrued the outstanding liability, so the ultimate outcome will not have an adverse impact on the Company's financial position or results of operations.

12.  BUSINESS SEGMENTS

The Company's revenues are derived from two closely related and complementary service and product segments: (1) renewable contract equipment maintenance services, and (2) value added equipment supply distribution. As a result of the Company no longer remanufacturing various supplies in late 2003, there are no significant assets contained in our supplies division. The following table sets forth the operating contributions of each segment for the years ended December 31, 2004 and 2003:

                                                            2004
                                   ------------------------------------------------
                                    Maintenance        Supplies           Total
                                    -----------        --------           -----
Revenues                             $3,706,439      $  812,512         $4,518,951
Operating  (loss)                      (191,056)        (31,844)          (222,900)
Goodwill impairment loss                      -               -                  -
Interest expense                        103,365          22,647            126,012


                                                            2003
                                   ------------------------------------------------
                                    Maintenance        Supplies           Total
                                    -----------        --------           -----

Revenues                             $2,274,329      $  800,295         $3,074,624
Operating income (loss)                  90,250         (38,624)            51,626
Goodwill impairment loss                      -         235,074            235,074
Interest expense                        120,203             319            120,519


13.  STOCKHOLDER'S EQUITY

Shares issued to employees and others for services are valued based on the fair value of the stock issued and/or the service rendered. Other non-monetary common stock transactions were valued at the trading price of the stock at the date of the transactions. The following table shows the number of shares issued, the amount recorded as expense, and basis of valuation for shares issued for services in the years ended December 31, 2004 and 2003.

Description                               Shares Issued    Value per Share          Valuation Basis 2004
-----------                               -------------    ---------------          --------------------

Issued for services                           450,000          $0.045       Stock price at commitment date
Issued for services                         1,140,000          $0.03        Stock price at commitment date
Issued as consideration of merger           9,500,000          $0.15        Stock price at date of closing
Stock issued for services                     416,667          $0.15        Stock price at date earned
Stock issued for note conversion              298,705          $0.05        Stock at conversion price
Stock issued for services                     295,000          $0.28        Stock price at commitment date
Stock issued for option exercise              200,000          $0.03        Stock exercise price
Stock issued for option exercise              200,000          $0.03        Stock exercise price



Description                               Shares Issued    Value per Share          Valuation Basis 2003
-----------                               -------------    ---------------          --------------------

Issued for services                        9,000,000           $0.01      Stock price at commitment date
Issued for litigation settlement             850,000           $0.02      Stock price at commitment date
Issued for litigation settlement             799,306           $0.02      Stock price at commitment date
Issued for litigation settlement           1,000,000           $0.01      Stock price at commitment date
Issued for services                          200,000           $0.035     Stock price at commitment date


Stock issued for services during the year ended December 31, 2004 were issued in four separate transactions. These include (a) 450,000 shares issued to an independent consultant as commission on sales activity, (b) 1,140,000 shares issued to current directors Donald E. McIntyre and Michael. L. Hirschey and a former director Jerry M. Washburn for 2003 related Board services (each director received 380,000 shares), (c) 416,667 shares issued to a financial advisor in conjunction with the funding events surrounding the merger with FFCS, and (d) 295,000 shares issued to employees of FFCS in conjunction with the merger of FFCS.

Shares issued for services during the year ended December 31, 2003 were issued in two separate transactions and include 9,000,000 shares issued to Partners Resource Management, LLC ("PRM") for providing management, sales and administrative services to the Company. PRM's sole member is Michael L. Hirschey, CEO and Director of the Company. The 9,000,000 shares issued to PRM were earned as follows:

         3,000,000 immediately upon entering into contract 3,000,000 at December 31, 2003 if certain operating criteria were met 3,000,000 at December 31, 2004 if certain operating criteria were met

Certain operating criteria were not met as of December 31, 2003. However, the shares may vest upon other events occurring such as a merger or the raising of capital. The vested 3,000,000 shares were expensed at the value of $30,000 in the year ended December 31, 2003. The $60,000 value of the remaining 6,000,000 shares was capitalized in 2004 as the remaining shares vested on November 9, 2004 in conjunction with the merger of FFCS. At December 31, 2004 all 9,000,000 shares have vested.

14.  INCOME (LOSS) PER SHARE

The following presents the computation of basic and diluted earnings per share from continuing operations:

                                                        2004                                      2003
                                      ---------------------------------------    ------------------------------------
                                        Net Loss        Shares      Per Share     Net Income    Per Shares      Share
                                        --------        ------      ---------     ----------    ----------      -----
Net income (loss)                      $ (345,167)                               $ (433,781)
Extraordinary items                             -                                         -
Discontinued operations                         -                                         -
                                      -----------                                ----------

Income (loss) from continuing
operations                             $ (345,167)                               $ (433,781)
                                       ===========                               ===========

Basic income (loss) per share
Income (loss) available to common
stockholders                           $ (345,167)    41,349,862        $**       $ (433,781)  35,947,039        $(0.01)
Effect of dilutive securities                 N/A            N/A        N/A              N/A          N/A        N/A
Diluted income (loss) per share        $ (345,167)    41,349,862        $**        $(433,781)      35,039        $(0.01)
                                       ===========                                 ----------

Stock options to purchase 155,000 and 2,315,000 shares of common stock were outstanding at December 31, 2004 and 2003 respectively. These securities were excluded from the computation of diluted earnings per share for the years ended December 31, 2004 and 2003 because the effect of their inclusion would be anti-dilutive. The 155,000 stock options outstanding at December 31, 2004 were not exercised and expired on January 15, 2005.


15. BUSINESS ACQUISITION

The Company acquired 100% of the stock of First Financial Computer Services, Inc. ("FFCS") on November 9, 2004 for $1.5 million in cash, 9,500,000 shares of the Company's common stock and $1 million in promissory notes held by the former owners of FFCS. Had the acquisition occurred on January 1, 2003, total revenues for the combined company and the net income for the combined company are shown below on a proforma basis for the periods ended December 31, 2004 and December 31, 2003:.

                                                        December 31,     December 31,
                                                            2004             2003
                                                        (unaudited)       (unaudited)
                                                        -----------       -----------
         Revenues                                    $  13,817,403       $  14,896,147

         Net Income (Loss)                                 113,686            (329,211)

         Earnings per share                                    **                   **

         Weighted average shares outstanding             41,349,862         35,947,039

         ** less than $.01 per share

The Company retained an independent appraisal firm to provide a fair value analysis of the assets and liabilities acquired from FFCS. Based on the appraisal of the net assets, the Company has recorded goodwill in the amount of $1,521,828 at December 31, 2004.

The allocation of the Purchase Price for the FFCS acquisition is shown below:

     Purchase Price                                              Amount

     Common Stock                                              $ 1,425,000
     Notes payable to former FFCS owners                         1,000,000
     Cash                                                        1,500,000
     Other costs of the transaction                                703,000
                                                               -----------
     Total Purchase Price                                        4,628,000
                                                               ===========

     Assets and Liabilities Acquired
     Inventory                                                   5,684,314
     Accounts receivable                                         1,270,276
     Goodwill                                                    1,521,828
     Intangibles                                                   140,000
     Fixed Assets                                                  325,000
     Other asset                                                    14,581
     Deferred  revenue                                          (2,793,169)
     Accounts payable                                             (320,386)
     Other liabilities                                          (1,214,444)
                                                               -----------
                                                               $ 4,628,000
                                                               ===========

16.  RELATED PARTY TRANSACTIONS

Partners Resource Management, LLC

In the year ended December 31, 2003, the Company entered into an agreement with Partners Resource Management, LLC for providing management, sales and administrative services to the Company. PRM's sole member is Michael L. Hirschey, CEO and Director of the Company. During the year ended December 31, 2003, the Company granted 9,000,000 shares of its common stock to PRM, 3,000,000 of which vested as of December 31, 2003 and 6,000,000 of which vested as of November 9, 2004. At December 31, 2004, PRM provided nine full time equivalent personnel to the Company in the areas of executive management, sales, operations and finance. Additionally, the Company paid PRM $730,000 in the year ended December 31, 2004 as reimbursement of expenses and management fees. PRM was owed $35,000 in fees at December 31, 2004.

Effective October 1, 2004, we entered into a new Professional Services Agreement with PRM. This agreement replaced the previous agreement dated February 13, 2003.

Under that new agreement, PRM provided us with executive and administrative services in the following roles:

          o    Chief Executive Officer
          o    Chief Operating Officer
          o    Chief Financial Officer
          o    Controller
          o    Vice President of Sales
          o Sales support, contract administration, and administrative support
          o    IT support

Under the new agreement, we paid PRM a monthly retainer of $95,000, plus PRM's out-of-pocket expenses that we approved in advance, under this agreement. In addition, we incurred fees to PRM of $285,750 for additional projects, such as financings or mergers and acquisitions, during 2004. PRM was issued two Notes for these amounts which are described in Footnote 15 of the attached Financial Statements. In July 2004, PRM distributed 4,200,000 shares of our common stock to Mr. Hirschey; 800,000 shares of our common stock to Leonard J. Ksobiech, our Chief Financial Officer; 300,000 shares of our common stock to Donald E. McIntyre, our Chairman of the Board; and an aggregate of 2,675,000 shares of our common stock to other employees and independent contractors of PRM. In December 2004, PRM distributed another 680,000 to other employees and independent contractors of PRM. As a result of these distributions, PRM now holds 345,000 shares of our common stock.

The new agreement expired on December 31, 2004, at which time all of the persons in the positions noted above became our full-time employees, except for IT Support, which PRM continues to provide to us under a new contract dated January 1, 2005 and extending through June 30, 2005. Under this new agreement, we have agreed to pay PRM a monthly retainer of $15,000.

In the year ended December 31, 2004, the Company issued two Promissory Notes to PRM for related services. A note for $196,250 dated November 9, 2004 with a five year term and a 6% stated interest rate was issued as compensation under an agreement with PRM for its fees related to the merger with FFCS. A second note, dated December 31, 2004 for $89,500 and also with a five year term and 6% stated interest rate, was issued to PRM as a transfer fee related to the hiring by the Company of seven former PRM employees. These employees include the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Controller, Vice President of Sales, sales support and administrative support.

Robert H. Thomason

In November 2004, we borrowed $100,000 from Robert H. Thomason, former owner of FFCS and a current Director, and executed a promissory note in connection with that transaction. That promissory note pays interest at an annual rate of 10% and the entire principal and interest matured on January 13, 2005. Mr. Thomason agreed to extend this promissory note and we paid $50,000 in principal on the note to Mr. Thomason for his agreement to further extend the maturity of the note to April 15, 2005. In April 2005 we satisfied an additional $42,500 on the note. The parties have agreed that the remaining balance on the note is $7,500 in principal and $3,500 in interest. The Company anticipates that this note will be paid prior to April 15, 2005. Interest is no longer accruing on this note.

Employment Agreements with Executive Officers

On March 24, 2005, we entered into an employment agreement with Michael L. Hirschey to serve as our Chief Executive Officer. The employment agreement has a three-year term beginning on an effective date of December 31, 2004, with automatic, successive, one-year terms thereafter unless either party provides 30 days' prior written notice of their desire not to renew. Under the employment agreement, Mr. Hirschey is entitled to an annual base salary of $192,000, subject to merit raises or cost of living increases as determined by our board of directors in its sole discretion. Mr. Hirschey is also eligible for discretionary bonus payments under our Annual Bonus Plan as determined by our board of directors in its sole discretion. In the event that Mr. Hirschey is terminated by the Company without cause or terminates his own employment for good reason, he is entitled to the continued payment of his base salary for the remainder of the term of the agreement. Finally, Mr. Hirschey is subject to a six month non-compete covenant from the date of termination unless such termination is the result of cause or if he terminates the agreement himself due to (i) a material uncured breach by the Company; (ii) a material reduction in his status or responsibilities; or (iii) relocation.

On March 24, 2005, we entered into employment agreements with Leonard J. Ksobiech to serve as our Chief Financial Officer and Stephen McEvoy to serve as our Chief Operating Officer. Both employment agreements were similar in nature and have a three-year term beginning on an effective date of December 31, 2004, with automatic, successive, one-year terms thereafter unless either party provides 30 days' prior written notice of their desire not to renew. Under the employment agreement, Messrs. Ksobiech and McEvoy are each entitled to an annual base salary of $150,000, subject to merit raises or cost of living increases as determined by our board of directors in its sole discretion. Each of these officers is also eligible for discretionary bonus payments under our Annual Bonus Plan as determined by our board of directors in its sole discretion. In the event that Messrs. Ksobiech or McEvoy are terminated by the Company without cause or if they terminate their own employment for good reason, they would be entitled to the continued payment of their base salary for the remainder of the term of the agreement but no greater than 12 months. Finally, Messrs. Ksobiech and McEvoy are subject to a six month non-compete covenant from the date of termination unless such termination is the result of cause or if they terminate the agreement themselves due to (i) a material uncured breach by the Company;
(ii) a material reduction in their status or responsibilities; or (iii) relocation.

For information concerning other agreements between the Company and our executive officers see the section that immediately follows called Agreements in Connection with FFCS Merger.

Agreements in Connection with FFCS Merger

On November 9, 2004, we acquired all of the outstanding shares of First Financial Computer Services, Inc. from Robert H. Thomason, Mary H. Thomason, Randy H. Thomason, and Jon M. Thomason in connection with the merger of FFCS with our Company. Upon the closing of the merger, we issued to Mr. Thomason and his wife and sons (a) cash in the aggregate amount of $1,500,000, (b) 9,500,000 shares of our common stock, and (c) promissory notes in the aggregate principal amount of $1,000,000. Upon completion of the merger, Robert H. Thomason became a member of our board of directors, Randy Thomason became our President and Jon Thomason became our Executive Vice President. Mary Thomason is the spouse of Mr. Thomason, and Randy and Jon Thomason are sons of Mr. and Mrs. Thomason. At the closing of the merger, we entered into a one-year consulting agreement with Robert H. Thomason and employment agreements with Randy H. Thomason, Jon M. Thomason, and Mary H. Thomason, all of which are described in greater detail below. In addition, we granted the Thomasons unlimited

"piggyback" registration rights if we register any new sales of our stock to the public, subject to customary underwriters' cutbacks. We also agreed that, so long as any of the promissory notes issued to the Thomasons remains outstanding, we will not take certain corporate actions without the prior written consent of Robert H. Thomason.

As a result of our merger with FFCS, we lease 10,500 square feet of office and warehouse space in Little Rock, Arkansas from Robert H. Thomason. See Item 2, "Description of Property."

In connection with the merger of FFCS and our Company, effective November 9, 2004, we entered into an Independent Contractor Agreement with Robert H. Thomason, one of our directors. Under this agreement, we engaged Mr. Thomason to provide us certain services relating to special projects assigned by us and accepted by Mr. Thomason. The initial term of the agreement expires on November 9, 2005, except that either party may shorten the initial term upon payment in full of the promissory note issued to Mr. Thomason in connection with the merger. The agreement may be renewed for successive one-year terms if agreed upon by the parties provided that, in Mr. Thomason's discretion, the agreement will automatically renew for successive one-year terms as long as Mr. Thomason's promissory note has not been paid in full. We will pay Mr. Thomason compensation of $157,000 during the initial term of the agreement.

If Mr. Thomason terminates his agreement for "Contractor Cause," as defined in the agreement, or if we terminate the agreement without "Cause," as defined in the agreement, then we will continue to pay Mr. Thomason his compensation for the remainder of the initial term, plus any required notice period if the termination occurs during any renewal term, provided Mr. Thomason continues to be in compliance with the restrictive covenants set forth in the agreement. If Mr. Thomason terminates the agreement without Contractor Cause or if we terminate the agreement for Cause, we will have no further obligation to pay compensation under the agreement.

Also in connection with the merger of FFCS and our Company, effective November 9, 2004, we entered into employment agreements with each of Randy H. Thomason, Jon M. Thomason, and Mary H. Thomason. Under these agreements, (a) Randy Thomason serves as our President at a base salary of $157,000 per year; (b) Jon Thomason serves as our Executive Vice President of Field Services at a base salary of $157,000 per year; and (c) Mary Thomason serves as an Executive Assistant at a base salary of $36,000 per year. The employment agreements with Randy Thomason and Jon Thomason have initial terms of three years and will automatically renew for successive one-year terms, unless either party terminates by giving written notice to the other party at least 30 days prior to the then-current term. The employment agreement with Mary Thomason has an initial term of one year and will automatically renew for successive one-year terms if the promissory note issued to Ms. Thomason in connection with the merger has not been paid in full.

If an employee terminates his or her agreement for "Employee Cause," as defined in the agreement, or if we terminate an employee without "Cause," as defined in the agreement, then we will continue to pay the employee his or her base salary for the remainder of the initial term of his or her employment agreement provided the employee has been and continues to be in compliance with the merger agreement and the restrictive covenants set forth in the employment agreement. If an employee terminates his or her employment agreement without "Employee Cause" or if we terminate the agreement for "Cause," we will have no further obligation to pay compensation under the agreement.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our chief executive officer and chief financial officer included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of the end of the period covered by this Form 10-KSB, and subject to the inherent limitations all as described above, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-KSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  Other Information

Not applicable.

                                    PART III

ITEM 9. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The names of our executive officers and directors and certain information about them are set forth below:

        Name of Nominee             Age     Title
        ---------------             ---     -----

        Donald E. McIntyre           80     Chairman of the Board
        Michael L. Hirschey          49     Chief Executive Officer and Director
        Randy H. Thomason            45     President
        Leonard J. Ksobiech          44     Chief Financial Officer
        Robert J. Thompson           63     Director
        Robert H. Thomason           70     Director
        Stephen A. McConnell         52     Director

Donald E. McIntyre joined our board of directors as an outside director in January 2002 and became Chairman of the board in February 2003. Mr. McIntyre currently serves as a director of five private corporations. Mr. McIntyre has been the principal of McIntyre Investment Companies, Inc. since 1982. Mr. McIntyre is presently the CEO and Chairman of the AmeriFirst Foundation and has been the CEO of four other companies, leading to his extensive business and corporate governance experience. As a former CEO, his expertise focuses on finance, operations, and governance. Mr. McIntyre holds a BS in Business from Iowa State University. In addition to attending Drake Law School and the Michigan State University School of Organizational Management, Mr. McIntyre has had a long association with the Business College at Arizona State University and is the patron of the McIntyre Center for Corporate Governance at that university.

Michael Hirschey joined us as a director in January 2003 and became our Chief Executive Officer in March 2003. Mr. Hirschey is the founder and principal of Partners Resource Management, Inc. and brings to us over 20 years of senior executive experience in enterprise management, business and product development, and sales and marketing management. Mr. Hirschey served as CEO of Cooper-Software Company from March 2002 until June 2003. Mr. Hirschey also served as the principal of Resurgence, Inc., a management consulting professional services firm, from October 2001 until March 2002. Mr. Hirschey was Chairman and CEO of the Partners Group, a $75 million technology outsourcing and consulting company, from September 1991 until June 1997. After Partners was acquired by SCB Technologies, Mr. Hirschey served as SCB's Executive Vice-President for Consulting and Outsourcing from July 1997 until July 2000. Mr. Hirschey also served as the President and COO of Jack Henry & Associates from 1989 until 1991. Mr. Hirschey has a BS from Louisiana State University.

Randy H. Thomason has served as our President since November 9, 2004. Mr. Thomason served as one of the principals of First Financial Computer Services, or "FFCS," since 1986, and was serving as a director and President of the Sales and Marketing Division of FFCS immediately prior to its merger with us. Mr. Thomason developed and implemented FFCS' marketing and direct mail programs, which enabled FFCS to grow its business significantly over the last five years. Prior to joining FFCS, Mr. Thomason was employed in the investment banking industry. Mr. Thomason is the son of Robert H. Thomason.

Leonard J. Ksobiech joined us in February 2003 and became our Chief Financial Officer in March 2003. Mr. Ksobiech has over 20 years of financial management expertise with companies from the start-up phase to well-established companies having sales in excess of $4 billion. Mr. Ksobiech held senior financial management positions with Vigilant Systems, Inc. from December 2001 until March 2002, and held senior financial management positions with Cooper Software Systems from March 2002 until June 2003. Mr. Ksobiech also served as CFO of TriMark Technologies, Inc. from June 1996 to May 1999. Under the guidance of Mr. Ksobiech, TriMark was acquired by PeopleSoft, Inc. in May 1999 for an amount in excess of $25 million. Mr. Ksobiech began his career in 1983 with the public accounting firm of Ernst & Young and has a BS degree in Accounting from DePaul University. Mr. Ksobiech is a Certified Public Accountant.

Robert J. Thompson joined our board of directors in July 2004. Mr. Thompson is Chairman of the Board of QuoteMedia, Inc., a publicly traded technology company since February 2000. QuoteMedia develops and licenses a variety of data and information applications that deliver real-time and delayed financial data to clients worldwide. Mr. Thompson also is President of Corpus Investments Inc., a private holding company that manages investments in a wide range of enterprises. Since 1994, Mr. Thompson has served as President of BIMSI Marketing Services Inc., a private company that manages the worldwide marketing activities on behalf of suppliers of web-based, human resource management software products used by management consulting firms and larger corporations. He also is Chairman of Selex2 LLC, which provides proprietary performance assessment instruments to the contact center industry and customer relationship management consultants. Mr. Thompson served as a director and Chairman of the Board of C.M. Oliver Inc., a Toronto Stock Exchange traded investment dealer/broker, from 1992 to 2000. Mr. Thompson also is a director of several privately owned corporations and is a member on the Advisory Board of the Canada Arizona Business Council. Mr. Thompson practiced as a Chartered Accountant and Certified Management Consultant from 1962 until 1989. He was a Senior Partner of KPMG (formerly Peat Marwick Mitchell & Co.), Woods Gordon/Clarkson Gordon (Arthur Young & Co.), and Ernst & Whinney.

Robert H. Thomason joined us as a director in September 2004. Mr. Thomason founded and served as Chairman and Chief Executive Officer of FFCS since 1985. Mr. Thomason is the father of Randy H. Thomason.

Stephen A. McConnell joined our board of directors in September 2004. Mr. McConnell has served as President of Solano Ventures, a private capital investment company, since 1991. From 1998 to 2004, Mr. McConnell served as Chairman of G-L Industries, LLC, a Salt Lake City-based manufacturer of wood glu-lam beams used in the construction industry. From 1991 to 1997, he also was Chairman of Mallco Lumber & Building Materials, Inc., a wholesale distributor of lumber and doors. From 1991 to 1995, Mr. McConnell was President of Belt Perry Associates, Inc., a property tax consulting firm. Mr. McConnell currently is a director of Capital Title Group, Inc., Mobile Mini, Inc., Miracor Diagnostics, Inc., and several private companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or "SEC." Executive officers, directors, and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by our company during the year ended December 31, 2004, we believe that during such year our executive officers, directors and 10% stockholders complied with all such filing requirements except for the following late or delinquent filings: (i) a Form 3 filing for Robert J. Thompson and (ii) a Form 4 for certain dispositions made by PRM.

Code of Ethics

We have adopted a corporate code of ethics that applies to all of our employees and independent contractors, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our Code of Ethics fully complies with the requirements of Sarbanes-Oxley Act of 2002. Specifically, our Code of Ethics is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in public reports; (iii) compliance with applicable governmental laws rules and regulations; (iv) prompt internal reporting of code violations to an appropriate person identified in the code; and (v) accountability for adherence to the code.

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about "audit committee financial experts." Effective August 1, 2004, our Board of Directors formed an Audit Committee. The purpose of the Audit Committee is to (a) oversee the accounting and financial reporting processes of our company and audits of our financial statements; (b) provide assistance to the Board of Directors with respect to its oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor's qualifications and independence, and its oversight of the performance of our independent auditors; and (c) to prepare the report that SEC rules require to be included in the our proxy statement, if required.

Robert J. Thompson, Donald E. McIntyre, and Stephen A McConnell serve as the members of Audit Committee. Mr. Thompson serves as Chairman of the Audit Committee. The Board of Directors has determined that each of Messrs. Thompson, McIntyre, and McConnell is "independent" as defined by Nasdaq and that Mr. Thompson and Mr. McConnell are "audit committee financial experts" as defined under Item 401 of Regulation S-B.

ITEM 10. Executive Compensation

Executive Compensation Summary

The following table sets forth the total compensation we paid to our Chief Executive Officer for the fiscal years ended December 31, 2003 and 2004. We did not pay any of our other executive officers more than $100,000 in salary and bonus during the last fiscal year.

                           Summary Compensation Table

Name and Principal                                 Annual Compensation                                 Long Term
Position                          Year                                                                 Compensation
                                                                            Other Annual     Restricted Stock         All Other
                                            Salary ($)     Bonus ($)     Compensation ($)       Awards ($)         Compensation ($)
                                            ----------     ---------     ----------------       ----------         ----------------
Michael L. Hirschey               2004      $  730,000(1)          -                -                   -            $   11,400(4)
Chief Executive Officer           2003      $  324,000(1)     $30,000(2)            -             $ 60,000(3)                 -
(Partners Resource Management,
LLC)


_______________________

(1) Mr. Hirschey became our Chief Executive Officer in March 2003. We do not directly compensate Mr. Hirschey. Instead, we pay fees to Partners Resource Management, LLC, or "PRM," of which Mr. Hirschey is the sole member. The amounts set forth above represent the total amount we paid to PRM during 2003 and 2004 for providing us nine full time personnel in the areas of executive management, sales, finance, and administrative services. The amounts shown above do not reflect Mr. Hirschey's actual compensation from PRM, which may be greater than or less than the amounts shown. The agreement with PRM expired on December 31, 2004, and Mr. Hirschey became one of our employees in January 2005 at a salary of $192,000 per year.

(2) In March 2003, we granted to PRM 9,000,000 shares of our common stock valued at the then-current market price of $.01 per share. 3,000,000 shares were immediately vested upon grant.

(3) The amount reflects the dollar value of 6,000,000 shares of the original 9,000,000 shares of restricted stock referenced in footnote one that vested in fiscal 2004.

(4) The amounts reflect the dollar value of 380,000 shares of common stock issued to Mr. Hirschey as consideration for director and board-related services. The shares were valued at the then-current market price of $.03 per share.

Compensation Pursuant to Stock Options

We grant stock options from time to time to officers, key employees, and directors of our company. We did not grant any options during the year ended December 31, 2004.

Year-end Option Values

Our Chief Executive Officer held no stock options at December 31, 2004.

Compensation of Directors

During fiscal 2004, we paid our directors $1,000 per regular or special meeting of the Board of Directors that they attended and $500 per committee meeting that they attended. In addition, in April 2004 we issued 380,000 shares of our common stock, valued at the then-current market price of $.03 per share, to each of Donald E. McIntyre, Michael L. Hirschey, and Jerry M. Washburn for their services as directors during 2003. Mr. Washburn did not stand for re-election as a director at the 2004 annual meeting of stockholders.

For information concerning agreements involving Named Executive Officers refer to Item 12 Certain Relationships and Related Transactions.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2005 with respect to (i) each director of the Company; (ii) our Chief Executive Officer; (iii) our Chief Executive Officer and directors as a group; and (iv) each party known by us to be the beneficial owner of more than 5% of our common stock. Unless otherwise indicated, the mailing address for each party listed below is c/o OneSource Technologies, Inc., 15730 North 83rd Way, Suite 104, Scottsdale, Arizona 85260.

This table is based upon information supplied by current and former officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 51,856,590 of our common stock outstanding on March 31, 2005 adjusted as required by rules promulgated by the Securities and Exchange Commission.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power, or shares such powers with his or her spouse, with respect to the shares shown as beneficially owned.

                                                                 Shares Beneficially Owned
      Name and Address                                           Number           Percent
      ----------------                                           ------           -------
      Directors, Nominees and Officers:
      --------------------------------
      Donald E. McIntyre                                         930,000             1.8%
      Michael L. Hirschey (1)                                  4,925,000             9.5%
      Robert J. Thompson                                               -                *
      Robert H. Thomason                                       5,955,000            11.5%
      Stephen A. McConnell                                             -                *
      All directors, nominees, and named executive            11,810,000            22.8%
      officers as a group (five people)

      Non-Management 5% Beneficial Owners:
      Jerry M. Washburn                                        3,980,000             7.7%
      Maurice Mallette                                         2,876,000             5.5%
      William B. Meger                                         2,812,000             5.4%

____________________________
* Less than 1% of the outstanding common stock.

(1) Of the number shown, 345,000 shares are held by Partners Resource Management, LLC, of which Mr. Hirschey is the sole member. Mr. Hirschey disclaims beneficial ownership of the shares owned by Partners Resource Management except to the extent of any of his proportionate interest therein.

Equity Compensation Plan Information

We do not currently have any outstanding unexpired options or other equity awards granted under any of our former or existing equity compensation plans nor do we intend to grant any future awards under these plans. We expect to adopt a new equity incentive plan in the near future.

ITEM 12. Certain Relationships and Related Transactions

Employment Agreements with Executive Officers

On March 24, 2005, we entered into an employment agreement with Michael L. Hirschey to serve as our Chief Executive Officer. The employment agreement has a three-year term beginning on an effective date of December 31, 2004, with automatic, successive, one-year terms thereafter unless either party provides 30 days' prior written notice of their desire not to renew. Under the employment agreement, Mr. Hirschey is entitled to an annual base salary of $192,000, subject to merit raises or cost of living increases as determined by our board of directors in its sole discretion. Mr. Hirschey is also eligible for discretionary bonus payments under our Annual Bonus Plan as determined y our board of directors in its sole discretion. In the event that Mr. Hirschey is terminated by the Company without cause or terminates his own employment for good reason, he is entitled to the continued payment of his base salary for the remainder of the term of the agreement. Finally, Mr. Hirschey is subject to a six month non-compete covenant from the date of termination unless such termination is the result of cause or if he terminates the agreement himself due to (i) a material uncured breach by the Company; (ii) a material reduction in his status or responsibilities; or (iii) relocation.

On March 24, 2005, we entered into employment agreements with Leonard J. Ksobiech to serve as our Chief Financial Officer and Stephen McEvoy to serve as our Chief Operating Officer. Both employment agreements were similar in nature and have a three-year term beginning on an effective date of December 31, 2004, with automatic, successive, one-year terms thereafter unless either party provides 30 days' prior written notice of their desire not to renew. Under the employment agreement, Messrs. Ksobiech and McEvoy are each entitled to an annual base salary of $150,000, subject to merit raises or cost of living increases as determined by our board of directors in its sole discretion. Each of these officers is also eligible for discretionary bonus payments under our Annual Bonus Plan as determined y our board of directors in its sole discretion. In the event that Messrs. Ksobiech or McEvoy are terminated by the Company without cause or if they terminate their own employment for good reason, they would be entitled to the continued payment of their base salary for the remainder of the term of the agreement but no greater than 12 months. Finally, Messrs. Ksobiech and McEvoy are subject to a six month non-compete covenant from the date of termination unless such termination is the result of cause or if they terminate the agreement themselves due to (i) a material uncured breach by the Company;
(ii) a material reduction in their status or responsibilities; or (iii) relocation.

For information concerning other agreements between the Company and our executive officers see the section that immediately follows called Agreements in Connection with FFCS Merger.

Agreements in Connection with FFCS Merger

On November 9, 2004, we acquired all of the outstanding shares of First Financial Computer Services, Inc. from Robert H. Thomason, Mary H. Thomason, Randy H. Thomason, and Jon M. Thomason in connection with the merger of FFCS with our Company. Upon the closing of the merger, we issued to Mr. Thomason and his wife and sons (a) cash in the aggregate amount of $1,500,000, (b) 9,500,000 shares of our common stock, and (c) promissory notes in the aggregate principal amount of $1,000,000. Upon completion of the merger, Robert H. Thomason became a member of our board of directors, Randy Thomason became our President and Jon Thomason became our Executive Vice President. Mary Thomason is the spouse of Mr. Thomason, and Randy and Jon Thomason are sons of Mr. and Mrs. Thomason. At the closing of the merger, we entered into a one-year consulting agreement with Robert H. Thomason and employment agreements with Randy H. Thomason, Jon M. Thomason, and Mary H. Thomason, all of which are described in greater detail below. In addition, we granted the Thomasons unlimited "piggyback" registration rights if we register any new sales of our stock to the public, subject to customary underwriters' cutbacks. We also agreed that, so long as any of the promissory notes issued to the Thomasons remains outstanding, we will not take certain corporate actions without the prior written consent of Robert H. Thomason.

As a result of our merger with FFCS, we lease 10,500 square feet of office and warehouse space in Little Rock, Arkansas from Robert H. Thomason. See Item 2, "Description of Property."

In connection with the merger of FFCS and our Company, effective November 9, 2004, we entered into an Independent Contractor Agreement with Robert H. Thomason, one of our directors. Under this agreement, we engaged Mr. Thomason to provide us certain services relating to special projects assigned by us and accepted by Mr. Thomason. The initial term of the agreement expires on November 9, 2005, except that either party may shorten the initial term upon payment in full of the promissory note issued to Mr. Thomason in connection with the merger. The agreement may be renewed for successive one-year terms if agreed upon by the parties provided that, in Mr. Thomason's discretion, the agreement will automatically renew for successive one-year terms as long as Mr. Thomason's promissory note has not been paid in full. We will pay Mr. Thomason compensation of $157,000 during the initial term of the agreement.

If Mr. Thomason terminates his agreement for "Contractor Cause," as defined in the agreement, or if we terminate the agreement without "Cause," as defined in the agreement, then we will continue to pay Mr. Thomason his compensation for the remainder of the initial term, plus any required notice period if the termination occurs during any renewal term, provided Mr. Thomason continues to be in compliance with the restrictive covenants set forth in the agreement. If Mr. Thomason terminates the agreement without Contractor Cause or if we terminate the agreement for Cause, we will have no further obligation to pay compensation under the agreement.

Also in connection with the merger of FFCS and our Company, effective November 9, 2004, we entered into employment agreements with each of Randy H. Thomason, Jon M. Thomason, and Mary H. Thomason. Under these agreements, (a) Randy Thomason serves as our President at a base salary of $157,000 per year; (b) Jon Thomason serves as our Executive Vice President of Field Services at a base salary of $157,000 per year; and (c)

Mary Thomason serves as an Executive Assistant at a base salary of $36,000 per year. The employment agreements with Randy Thomason and Jon Thomason have initial terms of three years and will automatically renew for successive one-year terms, unless either party terminates by giving written notice to the other party at least 30 days prior to the then-current term. The employment agreement with Mary Thomason has an initial term of one year and will automatically renew for successive one-year terms if the promissory note issued to Ms. Thomason in connection with the merger has not been paid in full.

If an employee terminates his or her agreement for "Employee Cause," as defined in the agreement, or if we terminate an employee without "Cause," as defined in the agreement, then we will continue to pay the employee his or her base salary for the remainder of the initial term of his or her employment agreement provided the employee has been and continues to be in compliance with the merger agreement and the restrictive covenants set forth in the employment agreement. If an employee terminates his or her employment agreement without "Employee Cause" or if we terminate the agreement for "Cause," we will have no further obligation to pay compensation under the agreement.

Professional Services Agreement

Michael L. Hirschey became a director of our company in January 2003 and became our Chief Executive Officer in March 2003. Mr. Hirschey provided these services to us through an entity called Partners Resource Management, LLC, or "PRM," of which Mr. Hirschey is the sole member. Along with Leonard J. Ksobiech, who is our Chief Financial Officer, and other members of our management team, Mr. Hirschey is also an employee of PRM.

During fiscal 2004 and 2003, we paid fees totaling $730,000 and $324,000, respectively, to PRM for providing executive management, sales, finance, and administrative services to our company. In addition, during 2003 we granted to PRM 9,000,000 shares of our common stock valued at the then-current market price of $.01 per share. As of December 31, 2004, PRM provided us with the equivalent of nine full-time personnel. The cash and stock that we pay to PRM does not reflect Mr. Hirschey's compensation from PRM, which may be greater than or less than the compensation we pay to PRM.

Effective October 1, 2004, we entered into a new Professional Services Agreement with PRM. This agreement replaced the previous agreement dated February 13, 2003.

Under that new agreement, PRM provided us with executive and administrative services in the following roles:

     o    Chief Executive Officer
     o    Chief Operating Officer
     o    Chief Financial Officer
     o    Controller
     o    Vice President of Sales
     o    Sales support, contract administration, and administrative support
     o    IT support

Under the new agreement, we paid PRM a monthly retainer of $95,000, plus PRM's out-of-pocket expenses that we approved in advance, under this agreement. In addition, we incurred fees to PRM of $285,750 for additional projects, such as financings or mergers and acquisitions, during 2004. PRM was issued two Notes for these amounts which are described below. In July 2004, PRM distributed 4,200,000 shares of our common stock to Mr. Hirschey; 800,000 shares of our common stock to Leonard J. Ksobiech, our Chief Financial Officer; 300,000 shares of our common stock to Donald E. McIntyre, our Chairman of the Board; and an aggregate of 2,675,000 shares of our common stock to other employees and independent contractors of PRM. In December 2004, PRM distributed another 680,000 to other employees and independent contractors of PRM. As a result of these distributions, PRM now holds 345,000 shares of our common stock.

The new agreement expired on December 31, 2004, at which time all of the persons in the positions noted above became our full-time employees, except for IT Support, which PRM continues to provide to us under a new contract dated January 1, 2005 and extending through June 30, 2005. Under this new agreement, we have agreed to pay PRM a monthly retainer of $15,000.

In the year ended December 31, 2004, we issued two promissory notes to PRM for related services. A note for $196,250 dated November 9, 2004 with a five-year term and a 6% stated interest rate was issued as compensation under an agreement with PRM for its fees related to the merger with FFCS. A second note dated December 31, 2004 for $89,500 also with a five year term and 6% stated interest rate was issued to PRM as a transfer fee related to the hiring by the Company of seven former PRM employees. These employees include the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Controller, Vice President of Sales, sales support and administrative support.

Other Related Transactions

In November 2004, we borrowed $100,000 from Robert H. Thomason and executed a promissory note in connection with that transaction. That promissory note pays interest at an annual rate of 10% and the entire principal and interest matured on January 13, 2005. Mr. Thomason agreed to extend this promissory note and we paid $50,000 in principal and interest on the note to Mr. Thomason for his agreement to further extend the maturity of the note to April 15, 2005. In April 2005 we satisfied an additional $42,500 on the note. The parties have agreed that the remaining balance on the note is $7,500 in principal and $3,500 in interest. The Company anticipates that this note will be paid prior to April 15, 2005. Interest is no longer accruing on this note.

ITEM 13. Exhibits, List and Reports on Form 8-K

(a) The following exhibits are either attached hereto or incorporated herein by reference as indicated.


                                                                                                                 Date
 Exhibit                                                          Source of Incorporation                     Previously
  Number     Description                                          by Reference               File Number         Filed
----------   -------------------------------------------------    -----------------------    -----------      ----------
    2.1      Revised Merger Agreement, dated November 9, 2004,    Exhibit 2.1 to              000-30969        11/15/04
             by and among the Registrant, First Financial         Registrant's Current
             Computer Services, Inc., Robert H. Thomason, Mary    Report on Form 8-K
             H. Thomason, Randy H. Thomason, and Jon M.
             Thomason

    3.1      Amended and Restated Certificate of Incorporation    Attached hereto

    3.2      Amended and Restated Bylaws                          Attached hereto

   10.1      Lease of Scottsdale, Arizona facility, dated         Exhibit 10.43 to            000-30969         8/16/04
             April 20, 2004                                       Registrant's Quarterly
                                                                  Report on Form 10-QSB
                                                                  for the quarter ended
                                                                  6/30/2004

   10.2      Lease of Denver, Colorado facility, dated October    Exhibit 10.33 to            000-30969        3/31/2003
             1, 2002                                              Registrant's Annual
                                                                  Report on Form 10-KSB
                                                                  for the year ended
                                                                  12/31/2002

   10.3      Lease of Little Rock, Arkansas 10,500 sq/ft          Attached hereto
             warehouse facility, dated August 25, 2003


   10.4      Amendment to Lease of Little Rock, Arkansas 10,500   Attached hereto
             sq/ft warehouse facility, dated October 29, 2004

   10.5      Credit Agreement, dated November 9, 2004, between    Exhibit 10.45 to            000-30969        11/15/04
             the Registrant and Comerica Bank                     Registrant's Current
                                                                  Report on Form 8-K

   10.6      Revolving Credit Promissory Note - Facility A,       Exhibit 10.46 to            000-30969        11/15/04
             dated November 9, 2004, in the principal amount of   Registrant's Current
             $1,500,000, executed by the Registrant, as           Report on Form 8-K
             Borrower

   10.7      Term Loan Note - Facility B, dated November 9,       Exhibit 10.47 to            000-30969        11/15/04
             2004, in the principal amount of $1,750,000,         Registrant's Current
             executed by the Registrant, as Borrower              Report on Form 8-K

   10.8      Security Agreement and Collateral Assignment of      Exhibit 10.48 to            000-30969        11/15/04
             Contracts, dated November 9, 2004, between the       Registrant's Current
             Registrant and Comerica Bank                         Report on Form 8-K

   10.9      Promissory Note, dated November 9, 2004, in the      Exhibit 10.49(a) to         000-30969        11/15/04
             principal amount of $255,000, executed by the        Registrant's Current
             Registrant, as Borrower, in favor of Robert H.       Report on Form 8-K
             Thomason

   10.10     Promissory Note, dated November 9, 2004, in the      Exhibit 10.49(b) to         000-30969        11/15/04
             principal amount of $255,000, executed by the        Registrant's Current
             Registrant, as Borrower, in favor of Mary H.         Report on Form 8-K
             Thomason

   10.11     Promissory Note, dated November 9, 2004, in the      Exhibit 10.49(c) to         000-30969        11/15/04
             principal amount of $245,000, executed by the        Registrant's Current
             Registrant, as Borrower, in favor of Randy H.        Report on Form 8-K
             Thomason

   10.12     Promissory Note, dated November 9, 2004, in the      Exhibit 10.49(d) to         000-30969        11/15/04
             principal amount of $245,000, executed by the        Registrant's Current
             Registrant, as Borrower, in favor of Jon M.          Report on Form 8-K
             Thomason

   10.13     Independent Contractor Agreement, dated November     Exhibit 10.50 to            000-30969        11/15/04
             9, 2004, between the Registrant and Robert H.        Registrant's Current
             Thomason                                             Report on Form 8-K

   10.14     Employment Agreement, dated November 9, 2004,        Exhibit 10.51 to            000-30969        11/15/04
             between the Registrant and Randy H. Thomason         Registrant's Current
                                                                  Report on Form 8-K






   10.15     Engagement Resources Agreement, dated January 1,     Attached hereto
             2005, between the Registrant and Partners Resource
             Management, LLC

   10.16     Employment Agreement, dated March 24, 2005,          Attached hereto
             between the Registrant and Michael L. Hirschey

   10.17     Employment Agreement, dated March 24, 2005,          Attached hereto
             between the Registrant and Leonard J. Ksobiech

   10.18     Employment Agreement, dated March 24, 2005,          Attached hereto
             between the Registrant and Stephen McEvoy

   10.19     Advisory Agreement, dated May 12, 2004, between      Attached hereto
             the Registrant and Miller Capital Corporation

    14       Code of Ethics                                       Attached hereto

    31       Certification pursuant to SEC Release No. 33-8238,   Attached hereto
             as adopted pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002

    32       Certification pursuant to 18 U.S.C. Section 1350,    Attached hereto
             as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

(b) We filed the following Current Report on Form 8-K during the final three-month period covered by this Annual Report:

     - On November 15, 2004, we filed a Current Report on Form 8-K to disclose (i) the completion of the merger of FFCS with our company;
          (ii) the execution of independent contractor and employment agreements with one of our directors, our President, and two of their family members; (iii) the execution of a professional services agreement with an entity owned and controlled by our Chief Executive Officer; (iv) the entry into a new credit facility with Comerica Bank; (v) the appointment of Randy H. Thomason as our President; and (vi) various other transactions related to the foregoing matters.

ITEM 14. Principal Accountant Fees and Services

We have paid or expect to pay the following fees to Epstein, Weber & Conover, P.L.C. for work performed in 2003 and 2004 or attributable to Epstein, Weber & Conover, P.L.C.'s audit of our 2003 and 2004 consolidated financial statements:

                                        2003                       2004
                                        ----                       ----
         Audit Fees                   $23,232                   $ 77,062
         Audit-Related Fees                --                        148
         Tax Fees                       2,168                      3,614
         All Other Fees                    --                         --

In January 2003, the SEC released final rules to implement Title II of the Sarbanes-Oxley Act of 2003 (the "Sarbanes-Oxley Act"). The rules address auditor independence and have modified the proxy fee disclosure requirements. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for an audit or review in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC. Audit-related fees are assurance-related services that traditionally are performed by the independent accountant, such as employee benefit plan audits, due diligence related to mergers and acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

The audit committee has reviewed the fees paid to Epstein, Weber & Conover, P.L.C. and has considered whether the fees paid for non-audit services are compatible with maintaining Epstein, Weber & Conover, P.L.C.'s independence. The audit committee has also adopted policies and procedures to approve audit and non-audit services provided in 2004 by Epstein, Weber & Conover, P.L.C. in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. These policies and procedures involve annual pre-approval by the audit committee of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. Additional service engagements that exceed these pre-approved limits must be submitted to the audit committee for further pre-approval. The audit committee may additionally ratify certain de minimis services provided by the independent auditor without prior audit committee approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. We will disclose all such approvals by the audit committee, as applicable, in upcoming years.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2005                       /s/ Michael L. Hirschey
                                             --------------------------------------------
                                             Michael L. Hirschey, Chief Executive Officer

     BOARD OF DIRECTORS

        Signature                             Title                                 Date

/s/ Donald E. McIntyre            Chairman of the Board                                April 15, 2005
---------------------------
Donald E. McIntyre
/s/ Michael L. Hirschey           Chief Executive Officer (Principal Executive         April 15, 2005
---------------------------
Michael L. Hirschey               Officer)

/s/ Leonard J. Ksobiech           Chief Financial Officer (Principal Financial         April 15, 2005
---------------------------
Leonard J. Ksobiech               Officer and Principal Accounting Officer)

/s/ Robert J. Thompson            Director                                             April 15, 2005
---------------------------
Robert J. Thompson

/s/ Robert H. Thomason            Director                                             April 15, 2005
---------------------------
Robert H. Thomason

/s/ Stephen A. McConnell          Director                                             April 15, 2005
---------------------------
Stephen A McConnell
