Form 10QSB
period 2005-03-31
ONESOURCE TECHNOLOGIES INC
filed 2005-05-16
CIK 1118421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

     For the transition period from _____________ to _______________

     Commission File Number 0-30969

                          ONESOURCE TECHNOLOGIES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                    65-0691963
             --------                                    ----------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

            15730 North 83rd Way, Suite 104 Scottsdale, Arizona 85260
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (800) 279-0859
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's common equity outstanding as of May 1, 2005 was approximately 51,856,590 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (Check one): Yes [  ]     No [X]

                           INDEX TO FORM 10-QSB FILING
                       FOR THE PERIOD ENDED MARCH 31, 2005
                                TABLE OF CONTENTS

                                     PART I.
                              FINANCIAL INFORMATION


Page

Item 1.  Financial Statements .............................................    3

           Balance Sheet as of March 31, 2005 .............................    3
           Statements of Operations
                 for the Three-Month Periods Ended
                 March 31, 2005 and March 31, 2004 ........................    4
           Statements of Cash Flows
                    for the Three-Month Periods Ended
                    March 31, 2005 and March 31, 2004 .....................    5
              Notes to the Consolidated Financial Statements ..............    6

Item 2.  Management's Discussion and Analysis .............................   10

Item 3.  Controls and Procedures ..........................................   16

                                     PART II
                                OTHER INFORMATION

Item  6.  Exhibits.........................................................   16

SIGNATURES



                         PART I - FINANCIAL INFORMATION


ITEM 1...FINANCIAL STATEMENTS

                      Unaudited Consolidated Balance Sheet
                                 March 31, 2005

--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:

    Cash                                                             $     30,072
    Accounts receivable, net of reserve of $29,300                      2,324,910
    Inventories                                                         5,848,789
    Other current assets                                                  213,437
                                                                     ------------
           Total current assets                                         8,417,208
                                                                     ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
         of $170,467                                                      384,637
GOODWILL                                                                1,521,828
INTANGIBLE ASSET, net of accumulated amortization of $3,500               136,500
DEFERRED INCOME TAXES                                                     140,187
                                                                     ------------

TOTAL ASSETS                                                         $ 10,600,360
                                                                     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Deferred revenue                                                 $  2,736,850
    Accrued expenses and other liabilities                              1,322,457
    Accounts payable                                                    1,168,658
    Line of credit                                                      1,000,000
    Current portion of debt                                               806,312
                                                                     ------------
         Total current liabilities                                      7,034,277
                                                                     ------------

LONG TERM DEBT                                                          2,842,940

                                                                     ------------
TOTAL LIABILITIES                                                       9,877,217
                                                                     ------------
STOCKHOLDERS' EQUITY:
    Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued
    Common Stock, $.001 par value, 100,000,000 shares authorized,
    51,856,590 issued and outstanding at March 31, 2005                    51,857
    Paid in capital                                                     4,650,132
    Accumulated deficit                                                (3,978,846)
                                                                     ------------
                                                                          723,143
                                                                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 10,600,360
                                                                     ============

         The accompanying notes are an integral part of this statement.

                 Unaudited Consolidated Statements of Operations
---------------------------------------------------------------------------

                                                 March 31,       March 31,
                                                   2005            2004
                                               ----------------------------

REVENUE, net                                   $  3,277,587    $    774,408

COST OF REVENUE                                   2,202,434         437,149
                                               ------------    ------------

                    GROSS PROFIT                  1,075,153         337,259

GENERAL AND ADMINISTRATIVE EXPENSES                 650,716         221,696
SELLING AND MARKETING EXPENSES                      287,964         119,460

                                               ------------    ------------
                    Operating income                136,473          (3,897)

OTHER INCOME (EXPENSE):
    Interest expense                                (73,517)        (23,466)
    Other income (expense)                           (1,665)         22,825
                                               ------------    ------------
                     Total other expense            (75,182)           (641)

                                               ------------    ------------
NET INCOME (LOSS)                              $     61,291    $     (4,538)
                                               ============    ============


NET INCOME PER SHARE -
                     Basic                     $         **    $         **
                     Diluted                   $         **    $         **

Weighted Average Shares Outstanding:

                    Basic                        51,253,830      38,937,112
                    Diluted                      51,253,830      38,937,112

          **Less than $0.01 per share



        The accompanying notes are an integral part of these statements.



                 Unaudited Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------------

                                                                March 31,   March 31,
                                                                  2005        2004
                                                              ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                        $  61,291    $  (4,538)
     Adjustments to reconcile net income (loss) to
        net cash (used) provided by operations -

        Gain on disposal of fixed assets                             --      (23,093)
        Depreciation and amortization                            33,270       10,789
        Stock issuances to consultants for services                  --       20,250

        Changes in assets and liabilities:
            Accounts receivable                                  50,848       (7,809)
            Inventory                                           347,566      (39,798)
            Other current assets                               (150,274)         750
            Other assets                                             --         (425)
            Accounts payable                                   (206,469)      70,726
            Accrued expenses and other liabilities              255,968       14,521
            Deferred revenue                                   (378,873)     (16,470)
                                                             ----------    ---------
          Net cash provided by operating activities              13,327       24,903
                                                             ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                         (4,352)     (39,713)
     Proceeds from disposal of equipment                             --       16,330
                                                             ----------    ---------

          Net cash provided by investing activities              (4,352)     (23,383)


CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from notes payable                                    --       39,182
      Principal payments on notes payable                      (201,334)     (21,569)
      Proceeds from sale of common shares                       150,000           --
                                                             ----------    ---------
           Net cash (used) provided by financing activities     (51,334)      17,613
                                                             ----------    ---------

INCREASE(DECREASE) IN CASH                                      (42,359)      19,133

CASH, at January 1,                                              72,431       91,907
                                                             ----------    ---------
CASH, at March 31,                                            $  30,072    $ 111,040
                                                              =========    =========



        The accompanying notes are an integral part of these statements.

                          ONESOURCE TECHNOLOGIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
                 THE THREE MONTHS ENDED MARCH 31, 2005 and 2004


1. BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared by the Company without audit, pursuant to the rules and regulations for financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto as of December 31, 2004 and for the year then ended included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, these unaudited financial statements reflect all adjustments that are necessary to present fairly the financial position and results of operations of the Company for such interim period. Operating results for the interim period are not necessarily indicative of results that may be expected for the entire year.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain estimates and assumptions have been used by management in conjunction with recognizing revenues, establishing allowances for doubtful accounts, inventory, goodwill, and evaluating the recoverability of deferred tax assets. Actual result could differ from these estimates.

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

Advertising: The Company expenses advertising costs as incurred. Advertising expenses for the three months ended March 31, 2005 and 2004 were $1,050 and $5,474, respectively.

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

3. BUSINESS SEGMENTS

The Company's revenues are derived from two segments: 1) renewable contracts of equipment maintenance services, and 2) equipment and supplies distribution. Beginning in 2005, assets and liabilities are not being tracked by division as amounts pertaining to the supplies division are negligible. The following table sets forth the operating contributions of each for the three months ended March 31, 2005 and March 31, 2004.



                  Maintenance      Supplies     Eliminations          Total
                -------------------------------------------------------------
2005

Revenues          $ 2,893,190    $  384,397                      $ 3,277,587
Net income (loss)      65,137        (3,846)                          61,291
Depreciation and
  amortization         N/A            N/A                             33,270
Interest               64,895         8,622                           73,517
Property & equipment
  purchases            N/A            N/A                              4,352
Total Assets      $    N/A        $   N/A          N/A           $10,600,360


2004

Revenues          $   608,159     $ 166,249                      $   774,408
Net loss              (17,005)       12,467                           (4,538)
Depreciation and
  amortization          8,599         2,190                           10,789
Interest               23,501            12                           23,513
Property & equipment
  purchases            39,713             0                           39,713
Total Assets      $ 1,451,147     $ 118,968    ($ 728,511)       $   890,531



4. RELATED PARTY TRANSACTIONS

Partners Resource Management, LLC

Effective January 1, 2005 the Company entered into a new Professional Services Agreement with Partners Resource Management, LLC (" PRM"). This agreement replaced the previous agreement dated October 1, 2004. Under the new agreement, PRM provided the Company with services in the following roles:

o    Business Development
o    Sales support, contract administration, and administrative support
o    IT support

Under the new agreement, the Company will pay PRM a monthly retainer of $15,000, plus PRM's out-of-pocket expenses that the Company approved in advance. This agreement terminates on June 30, 2005.

Robert H. Thomason

In November 2004, the Company borrowed $100,000 from Robert H. Thomason, former owner of FFCS and a current director, and executed a promissory note in connection with that transaction. That promissory note pays interest at an annual rate of 10% and the entire principal and interest matured on January 13, 2005. Mr. Thomason agreed to extend this promissory note and the Company paid $50,000 in principal on the note to Mr. Thomason for his agreement to further extend the maturity of the note to May 15, 2005. In April 2005 the Company satisfied an additional $42,500 on the note. The Company paid the balance of this note on May 2, 2005.


5. INCOME (LOSS) PER SHARE

The following presents the computation of basic and diluted earnings per share from continuing operations:



                                            Three months ended                        Three months ended
                                              March 31, 2005                            March 31, 2004
                                 Net                         Per                Net                       Per
                                 Loss         Shares         Share              Loss       Shares        Share
                               ---------------------------------------------------------------------------------

Net income (loss)                $61,291                                      $ (4,538)
 from continuing
 operations                     =========                                     ==========

Basic income (loss)
  per share
Income (loss) available
  to common
  stockholders                   $61,291       51,253,830      $ **           $  (4,538)    38,937,112    $ **
                                ========                                      ===========
Effect of dilutive
 securities                        N/A           N/A                              N/A         N/A
Diluted income
 (loss) per share                $61,291       51,253,830      $ **           $  (4,538)    38,937,112    $ **
                               ==========                                       =========

** Less than $0.01 per share

Stock options to purchase 0 and 2,065,000 shares of common stock were outstanding at March 31, 2005 and 2004, respectively and warrants to purchase 130,719 and -0- shares of common stock were outstanding at March 31, 2005 and 2004, respectively.. These securities were excluded from the computation of diluted earnings per share for the three months ended March 31, 2005 and 2004 because the effect of their inclusion would be anti-dilutive.


6. SUBSEQUENT EVENT

On May 2, 2005, the Company issued and sold 2,500,000 shares of the Company's common stock, par value $0.001 per share ("Common Stock"), and a warrant to purchase 1,000,000 shares of Common Stock (the "Warrant") to Laurence M. Luke Trustee u/t/d March 22, 1996, as amended, and Laurence M. Luke, as Trustee under certain retirement plans (together, the "Purchaser"), pursuant to a Stock and Warrant Purchase Agreement, dated as of May 2, 2005 (the "Purchase Agreement"), and a warrant certificate (the "Warrant Certificate" or the "Warrant").

Purchase Agreement

Pursuant to the Purchase Agreement, the Company issued and sold to the Purchaser 2,500,000 shares of Common Stock for a price of $0.20 per share or an aggregate price of $500,000. In addition, the Company issued and sold to the Purchaser for the sum of $1,000 the Warrant to purchase a total of 1,000,000 shares of Common Stock (see "Warrant" below).

The Purchase Agreement provides limited preemptive rights to the Purchaser, effective until December 31, 2007, and piggyback registration rights with respect to the shares of Common Stock issued or issuable to the Purchaser pursuant to the Purchase Agreement and the Warrant.

Warrant
As described above, pursuant to the Purchase Agreement, the Company has issued the Warrant to purchase a total of 1,000,000 shares of Common Stock. The Warrant may be exercised, in full or in part, at any time prior to December 31, 2008, at an exercise price of $0.23 per share of underlying Common Stock. The Warrant and the underlying Common Stock may not be transferred by the holder thereof, except pursuant to the Securities Act of 1933, as amended.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended March 31, 2005, this "Management's Discussion and Analysis of Operations" should be read in conjunction with the Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to the Company's (i) expectation that gross margins will improve as incremental labor costs will be added at a lower rate than the rate of revenue growth in existing markets (ii) expectation that our business will grow in the near future as we integrate the operations of FFCS, and expand our service and product offerings, and acquire other businesses (iii) belief that the acquisition of sales resources from FFCS will allow us to penetrate existing markets and current customers as a method of increasing overall revenues and profitability.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-KSB for the period ended December 31, 2004 in the section titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Summary of Operations

Revenues are significantly higher in the three months ended March 31, 2005 compared to the same period in fiscal 2004, primarily due to the merger with FFCS in November 2004. Net income for the first quarter of 2005 is $61,000 compared to a loss of ($4,500) in 2004. The following table summarizes the comparative results:


-----------------------------------------------------------------------------
                                              Three Months ended March 31,
Summary of Operations                          2005                  2004
-----------------------------------------------------------------------------
   Revenues                                 $ 3,277,587          $   774,408

   Cost of Revenue                            2,202,434              437,149

   Gross Profit                               1,075,153              337,259

   Selling General and Administrative Costs     938,680              341,157

   Operating Income (Loss)                      136,473               (3,898)

   Other (Expense)                              (75,182)                (640)
-----------------------------------------------------------------------------
   Net Income (Loss)                        $    61,291          $    (4,538)
-----------------------------------------------------------------------------

While revenues to date have significantly increased in the three months ended March 31, 2005 as compared to 2004, consolidated cost of revenues has also seen a similar increase in 2005 versus 2004. Gross margins have decreased for the first three months (32.8%) compared to the same period in 2004 (43.5%). This is largely due to the widespread location of our customer base. We currently maintain customer relationships in over 40 states while in 2004 we were concentrated in only four states. As we grow and add new revenues into existing markets, we expect to see our gross margins improve as incremental labor costs will be added at a lower rate than the rate of revenue growth in those markets.

Selling, General and Administrative expenses have increased by approximately $600,000 in the three months ended March 31, 2005 compared to the same period in 2004 due to the merger with First Financial Computer Services, Inc., or FFCS, and the absorption of various overhead costs. However, as we expected, those costs as a percentage of revenues have decreased from 44% of revenues in 2004 to less than 29% in 2005. As we continue to add new revenues, we look for this trend to continue as the needed infrastructure is already in place.

Revenues

Revenues have significantly increased for the three month period ended March 31, 2005 compared to the same period in 2004.


-------------------------------------------------------------------------
                                            Three Months ended March 31,
Revenues                                     2005                 2004
-------------------------------------------------------------------------
   Maintenance                       $    2,893,190       $    608,159

   Equipment and supplies                   384,397            166,249
-------------------------------------------------------------------------
       Total                         $    3,277,587       $    774,408
-------------------------------------------------------------------------

As reported in the above table, maintenance division revenues for the three-month period ended March 31, 2005 increased 76% compared to the same period in 2004. This is the result of the completion of the merger with FFCS in November 2004. The composition of revenues has also favorably shifted such that over 88% of current revenues are derived from annual maintenance contracts while only 79% were related to contract maintenance in 2004.

The equipment and supplies division revenues have more than doubled in 2005 compared to 2004. We look to continue to increase these revenues by making a concentrated effort to provide equipment and supplies to our much expanded client base.

Gross Margins

Gross margins for the three months ended March 31, 2005 have decreased to 32.6% compared to 44% for the three months ended March 31, 2004. Now that the integration of FFCS has been largely completed, we expect to increase gross margins in the maintenance division due to the Company being able to add incremental revenue in existing markets and with existing customers while incremental costs, especially labor costs, are added at a significantly lower rate.

Selling, General and Administrative Costs

General and administrative costs have increased by approximately $430,000 for the three months ended March 31, 2005 compared to the same period in the prior year. Most of this increase is due to the absorption of overhead costs in conjunction with the merger of FFCS in November 2004. The following table summarizes the significant general and administrative cost categories for the three months ended March 31, 2005 and 2004:



-----------------------------------------------------------------------------
                                                 Three Months ended March 31,
General and Administrative                         2005                2004
-----------------------------------------------------------------------------
   Contracted professional services          $    62,750        $     84,232

   Salaries, Wages and Benefits                  246,640              21,982

   Facilities                                     77,467              36,713

   Legal and Professional                        139,864              41,298

   Telecommunication Costs                        30,292              14,925

   Travel and Entertainment                       32,348               4,289

   Other                                          61,355              18,257

-----------------------------------------------------------------------------
      Total                                  $   650,716          $  221,696
-----------------------------------------------------------------------------

The largest changes in general and administrative costs in 2005 compared to 2004 have occurred in salaries, wages and benefits along with legal and professional costs. Salaries, wages and benefits have increased approximately $225,000 while contracted professional services have decreased by over $20,000. Some of the costs contained in contracted professional services in 2004 related to fees paid to Partners Resource Management, an entity that provided us with executive level management services. The personnel previously provided by Partners Resource Management are now employed by the Company and the related costs are reflected in salaries, wages and benefits. Part of the increase in salaries, wages and benefits also relates to the costs associated with personnel acquired in the merger with FFCS in November 2004.

Much of the costs in legal and professional in 2005 relate to the increased legal, financial and audit expenses incurred because of the merger of FFCS.

Facilities expense has increased approximately $40,000 in 2005 due largely to the office and warehouse space in Little Rock, AR acquired in the merger with FFCS.

Other general and administrative costs have remained relatively steady in the quarter ended March 31, 2005 compared to the same period in 2004.

The following table summarizes the significant selling and marketing cost categories for the three months ended March 31, 2005 and 2004, respectively:


---------------------------------------------------------------------------
                                              Three Months ended March 31,
Selling and Marketing                            2005              2004
---------------------------------------------------------------------------
   Contracted professional services          $    15,000      $   42,184

   Salaries, Commissions and Benefits            264,259          64,380

   Advertising and Promotion                       1,050           5,474

   Travel and Entertainment                        7,655           7,423
--------------------------------------------------------------------------
      Total                                   $  287,964       $ 119,461
--------------------------------------------------------------------------

The increase in selling and marketing costs is largely due to the acquisition of FFCS and its systemwide sales force. We believe the acquisition of these sales resources will allow us to penetrate existing markets and current customers as a method of increasing overall revenues.

The following table summarizes other income (expense) for the three months ended March 31, 2005 and 2004:

Interest and Other Income (Expense)


-----------------------------------------------------------------------------
                                                Three Months ended March 31,
Other Income (Expense)                            2005              2004
-----------------------------------------------------------------------------
   Interest                                $    (73,517)        $   (23,466)

   Other                                         (1,665)             22,825
-----------------------------------------------------------------------------
      Total                                $    (75,182)        $      (641)
-----------------------------------------------------------------------------

Interest cost has increased over $50,000 in 2005 compared to 2004 as a result of the Company incurring approximately $3.7 million of debt in November 2004 in conjunction with the merger of FFCS.

Other income decreased by over $24,000 in the quarter ended March 31, 2005 compared to the same period in 2004. This was due to a one-time occurrence in 2004 in which insurance funds were received relating to various equipment damaged in a flood in our former office building.

Liquidity and Capital Resources

The Company closely monitors cash requirements and is subject to variances in its cash position due to some uncertainties as to the timing of collections. At March 31, 2005, the Company had approximately $250,000 of availability on a revolving credit line with Comerica Bank, described below, which can be drawn upon to aid in situations when cash collections may be delayed.

To improve the overall capital resources of the Company, on May 2, 2005, the Company issued and sold 2,500,000 shares of the Company's common stock, par value $0.001 per share at a price of $0.20 per share or $500,000 in the aggregate and a warrant to purchase 1,000,000 shares of common stock for a total price of $1,000 to Laurence M. Luke Trustee u/t/d March 22, 1996, as amended, and Laurence M. Luke, as Trustee under certain retirement plans pursuant to a Stock and Warrant Purchase Agreement, dated as of May 2, 2005 and a warrant certificate. See Note 6 of the Financial Statements in Item 1 for a further description of this transaction.

The following table sets forth selected financial condition information as of March 31, 2005 compared to March 31, 2004:


-----------------------------------------------------------------------------
                                                Three Months ended March 31,
Balance Sheet                                     2005              2004
-----------------------------------------------------------------------------
   Working Capital                           $  1,382,931       $   (506,395)

   Total Assets                                10,600,360            890,531

   Debt Obligations                             4,649,252          1,107,628

   Shareholders' Equity (Deficit)            $    723,143       $   (868,626)
-----------------------------------------------------------------------------


Our debt obligations increased by $3,540,000 at March 31, 2005 versus March 31, 2004 largely as a result of the merger with FFCS. In November 2004, we borrowed approximately $2,700,000 million under our new credit facility with Comerica Bank and issued $1,000,000 of promissory notes to the former stockholders of FFCS, both of which are described below.

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

Advances under Facility A will be limited to the lesser of (a) $1,500,000 or (b) the sum of 80% of eligible domestic trade accounts receivable, plus 25% of eligible domestic inventory (as those terms are defined in the Credit Agreement), less a collateral reserve of $850,000. Amounts borrowed under Facility A bear interest at the prime rate, plus 1.0%, payable monthly, and mature on November 9, 2006. Amounts borrowed under Facility B bear interest at the prime rate, plus 2.0%, payable monthly, and will be paid in equal monthly payments of principal and interest through maturity on November 9, 2008. In addition to these monthly payments, beginning March 31, 2005, we were required to begin paying 50% of our excess cash flow (as defined in the Credit Agreement) for each calendar quarter to reduce the outstanding principal balance of Facility B, which we have begun to do. We may prepay amounts borrowed under the Credit Agreement without premium or penalty. At March 31, 2005, we had outstanding borrowings of $ 1,000,000 under Facility A and $ 1,621,668 under Facility B.

The Credit Agreement includes various affirmative and negative covenants, including certain financial covenants and ratios, with which we must comply. Certain of these covenants prohibit us from taking certain corporate actions without the written consent of the Comerica Bank.

Thomason Promissory Notes

As a portion of the consideration for the merger with FFCS, we issued unsecured five-year promissory notes to each of Robert H. Thomason, Mary H. Thomason, Randy H. Thomason, and Jon M. Thomason, the former stockholders of FFCS. The aggregate principal amount of these notes totals $1,000,000. The notes bear annual interest at the rate of 6.0%. The notes require annual payments of principal in the aggregate amount of $200,000, plus accrued but unpaid interest, on November 9 of each year through November 9, 2009. The Thomason notes are subordinated and subject in right of payment to all "senior indebtedness" of the Company, as defined in the notes, including the Credit Agreement with Comerica Bank. Until these notes are paid, we are required to obtain Mr. Thomason's consent on significant financial related transactions, mergers and acquisitions, issuances of stock, capital expenditures in excess of $5,000 and the sale of property or other assets.

In November 2004, we borrowed $100,000 from Robert H. Thomason and executed a promissory note in connection with that transaction. That promissory note pays interest at an annual rate of 10% and the entire principal and interest matured on January 13, 2005. Mr. Thomason agreed to extend this promissory note and we paid $50,000 in principal on the note to Mr. Thomason for his agreement to further extend the maturity of the note to May 15, 2005. In April 2005 we satisfied an additional $42,500 on the note. The remaining balance on the note of $7,500 was repaid on May 2, 2005.

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

Other Obligations

The Company maintains on its books a purported obligation of $625,000 due to a single individual. This individual was found guilty of conducting fraudulent activities by the Arizona Corporation Commission in April 2003. In connection with that charge, the State of Arizona became the assignee of any rights to proceeds from the use of funds solicited by this individual. Management believes that due to these circumstances, it will not be obligated to repay these amounts and the individual will be without recourse to collect. With the concurrence of our independent public accounting firm, we ceased accruing interest on this obligation as of October 1, 2003.

ITEM 3.  DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-QSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:


Exhibit Number       Description
--------------       -----------

10.1                 Subscription Agreement Shares of Common Stock

10.2                 Warrant for the Purchase of Shares of Common Stock

31 Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ONESOURCE TECHNOLOGIES, INC.

Dated:  May 16, 2005                                 /s/ Leonard J. Ksobiech
                                                     -----------------------
                                                     Leonard J. Ksobiech
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number          Description
------          -----------

10.1            Subscription Agreement Shares of Common Stock

10.2            Warrant for the Purchase of Shares of Common Stock

31 Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002